Form 10KSB
period 2000-12-31
AMERICAN CONSOLIDATED MINING CO
filed 2001-11-19
CIK 891713

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2000

                             Commission file number
                                     0-20642

                        AMERICAN CONSOLIDATED MINING CO.
             (Exact name of registrant as specified in its charter)


                  Utah                                        87-0375093
      (State or other jurisdiction                          (IRS employer
           of incorporation)                              identification no.)

      70 West Canyon Crest Rd., Suite D,                  (801) 756-1414
              Alpine, Utah 84004                 (Registrant's telephone number,
   (Address of principal executive offices)            including area code)



         Securities registered pursuant to Section 12(b) of the Act:
         None

         Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $.01 Par Value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes [X] No

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Issuers revenues for its most recent fiscal year: None.

         The aggregate market value of common stock held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of November 2, 2001: $0.

     Shares outstanding of the registrant's common stock as of November 2, 2001:
69,998,900.

                        AMERICAN CONSOLIDATED MINING CO.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 1998


                                     PART I

Item 1.    Descriptoin of Business ............................................3
Item 2.    Description of Property ............................................4
Item 3.    Legal Proceedings ..................................................5
Item 4.    Submission of Matters to a Vote of Security Holders ................5

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ...........6
Item 6.    Management's Discussion and Analysis or Plan of Operation ..........7
Item 7.    Financial Statements ...............................................8
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ...........................................8

                                    PART III

Item 9.    Directors,Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.................. 9
Item 10.   Executive Compensation ............................................10
Item 11.   Security Ownership of Certain Beneficial Owners and Management ....11
Item 12.   Certain Relationships and Related Transactions ....................12
Item 13.   Exhibits and Reports on Form 8-K ..................................13

                                     PART I

Item 1. Description of Business

Business Development

         American Consolidated Mining Co. (the "Company or "Registrant") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

         From inception through 1994, the Company was engaged in the mining business. The Company's efforts in the mining business were unsuccessful and from 1994 to date the Company has had no mining or other current business operations. The Company currently owns eight patented mining claims located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property. The Company does not intend to develop these claims and has not conducted any mining on these claims. Rather, subject to shareholder approval, the Company intends to transfer these claims to one or more debtors in exchange for the release of Company debts.

         On June 3, 1993, Clifton Mining Company ("Clifton") was incorporated under the laws of the State of Utah. Upon formation, Clifton issued to the Company common stock and preferred stock, which represented all of the issued and outstanding equity securities of Clifton. In consideration for the Clifton securities, Company transfer to Clifton various patented and unpatented mining claims located in Tooele County, Clifton Mining District, Utah (the "Clifton Claims"). The Clifton Claims consist of approximately one square mile of mining property located about nine miles southeast of the townsite of Goldhill, State of Utah. Since 1993 the Company has transferred a substantial number of its Clifton shares to various parties in consideration of lien cancellations, repayment of Company debt and payment of other Company obligations. The Company no longer owns a significant percentage of Clifton's outstanding equity securities.

         The Company defaulted in the payment of certain amounts owed to a creditor which amounts were secured by approximately twenty patented and eighty-five unpatented mining claims. In 1998, the creditor foreclosed on the mining claims, leaving the Company with only the eight patented mining claims that it current holds in the Clifton Mining District.

         The Company has a working capital deficiency, an accumulated deficit, incurred an operating loss, and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Business of Issuer

         The Company has no mining or other current business operations. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, if that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMC stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI immediately prior to the closing will own approximately 88% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including, but not limited to, (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding immediately prior to the closing, (iii) the Company having no more than $10,000 in liabilities at the closing date, and (iv) satisfactory completion of due diligence by the parties. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the historical shareholders of the Company.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2000 the principal amount of $96,583 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets, all with a net book value of approximately $16,000 as of November 2, 2001. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton (approximately $96,600 at November 2, 2001). These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

         RMI was organized in July 1997 and is privately held. RMI is a marketing company that is in the development stage that expects to focus on selling health drinks, jerky and other products. As of June 30, 2001, RMI had $3,660,472 in current liabilities, $4,260,472 in total liabilities and $1,028,782 in total assets. RMI had nominal sales for the six month period ending on June 30, 2001.

         The Company currently employs five management officers who work for the Company as needed on a part time basis. The Company has no other employees. The Company presently maintains its business office at 70 West Canyon Crest Rd., Suite D, Alpine, Utah 84004.

Item 2. Description of Property

         The Company currently owns eight patented mining claims located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of unimproved property. The Company does not intend to develop these claims and has conducted no mining activities on these claims. Rather, subject to shareholder approval, the Company intends to transfer these claims to one or more debtors in exchange for the release of such obligations.

         The Company holds fee simple title to six of said claims free and clear of any debt obligations. The Company's cost to acquire these six patented claims was approximately $23,250 and no depletion has been taken with respect to the claims.

         The Company has financed the purchase of its remaining two patented claims. The total purchase price for these claims was $43,791. The seller financed the Company's purchase of these patents and the Company is obligated to pay at least $700 per month toward the purchase price thereof. The obligation is non-interest bearing (although an 8% imputed interest rate has been assumed in the financial statements) and the obligation is payable on demand. The Company currently does not have sufficient capital to service this obligation and is in default on the obligation. At December 31, 2000, approximately $65,000 in principle and interest was owing on this obligation. No depletion has been taken with respect to the claims securing the obligation.


Item 3. Legal Proceedings

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.


Market Information

         The Company's common stock (the "Common Stock") is quoted on the NASD Over-the-Counter market under the symbol "ACMG." The following table sets forth the high and low bid information of the Common Stock for the periods indicated which information was obtained from Prophet Information Services, Inc. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

                  Quarter Ended                             High         Low
                  -------------                             ----         ---
                  1999
                  March 31..............................     $.02        $.00
                  June 30...............................     $.02        $.00
                  September 30..........................     $.00        $.00
                  December 31...........................     $.00        $.00

                  2000
                  March 31..............................     $.00        $.00
                  June 30...............................     $.01        $.00
                  September 30..........................     $.00        $.00
                  December 31...........................     $.00        $.00


Holders

         At November 2, 2001, there were approximately 2,371 holders of record of the Company's common stock.

Dividends

         In December 1995 the Company sent notice to its shareholders that the Company would be making a distribution to its shareholders of certain Clifton shares of common stock owned by the Company. Thereafter, the Company determined that payment of such a dividend was not authorized under Utah law because the Company was not able to pay its debts as they became due in the usual coarse of business. As a result, the Board of Directors did not pay the proposed distribution and does not anticipate making a distribution of the Clifton shares in the future.

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Sales of Equity Securities

         The Company has not sold any securities of the Company during the period covered by this report.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $4 in cash as of December 31, 2000. This represents a decrease of $190 from December 31, 1999. Working capital (deficit) as of December 31, 2000 was to ($2,556,775) as compared to ($2,540,921) at December 31, 1999. The Company had no revenues in the past two fiscal years. The Company had a shareholders' deficit of ($2,465,392) at December 31, 2000 and net losses of ($16,484) and ($49,101) for the years ended December 31, 2000 and 1999, respectively.

Plan of Operation

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMC stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI immediately prior to the closing will own approximately 88% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including, but not limited to, (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding immediately prior to the closing, (iii) the Company having no more than $10,000 in liabilities at the closing date, and (iv) satisfactory completion of due diligence by the parties. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the historical shareholders of the Company.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2000 the principal amount of $96,583 was owing under the

Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets, all with a net book value of approximately $16,000 as of November 2, 2001. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton (approximately $96,600 at November 2, 2001). These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

         RMI was organized in July 1997 and is privately held. RMI is a marketing company that is in the development stage that expects to focus on selling health drinks, jerky and other products. As of June 30, 2001, RMI had $3,660,472 in current liabilities, $4,260,472 in total liabilities and $1,028,782 in total assets. RMI had nominal sales for the six month period ending on June 30, 2001.

         The Company does not have sufficient funding to meet its short term cash needs. Management has expressed an intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing funds until a suitable business venture can be completed. There are no arrangements in place whereby the Company could sell equity securities or borrow funds. In addition, the Company has very little authorized capital available from which it may sell equity securities. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds.

         The Company has a working capital deficiency, an accumulated deficit and substantial liabilities. The Company has experienced net losses and does not have revenues during the past two years. During the past two years the Company has had no business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Forward-Looking Statements

         When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 7.  Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of November 2, 2001:


                                                                   With Company
           Name            Age           Position                      Since
           ----            ---           --------                      -----

  William D. Moeller (1)   64     Chief Executive Officer              1981

  Steven J. Haslam         61     Director and President               1982

  Robert J. Holladay       53     Director and Vice-President          1983

  John M. DeNiro           61     Director, Secretary and Treasurer    1986

  Keith W. Moeller         40     Vice-President                       1981

  Scott S. Moeller         38     Acting Secretary and Controller      1990
---------------

         William D. Moeller. Mr. Moeller has been with the Company since 1981. He is the Chief Executive Officer of the Company. Prior to his resignation in October 1999, Mr. Moeller had also acted as the Chairman of the Board of the Company. His principal occupation for the past five years was acting as the Chief Executive Officer of the Company and president of Clifton. Mr. Moeller holds no other directorships in reporting companies.

         Steven J. Haslam. Mr. Haslam has been with the Company since 1982. He is the President and a director of the Company. His principal occupation for the past five years has been acting as a sales representative for Paragon Press. He graduated from the University of Utah with a Bachelors of Science degree in Fine Arts. Mr. Haslam holds no other directorships in reporting companies.

         Robert J. Holladay. Mr. Holladay has been with the Company since 1983. He is a Vice-President and director of the Company. His principal occupation for the past five years was acting as the Vice-President of Clifton and as a managing partner of Resource Recycling. He graduated from Brigham Young University with a Bachelors of Science degree in Chemistry and a Masters in Business Administration. Mr. Holladay holds no other directorships in reporting companies.

         John M. DeNiro. Mr. DeNiro has been with the Company since 1986. He is the Secretary, Treasurer and a director of the Company. His principal occupation for the past five years was acting as the Chief Financial Officer of American Asphalt and Grading Company. He graduated from the University of Utah with a Bachelors of Science degree in Accounting. Mr. DeNiro holds no other directorships in reporting companies.

         Keith W. Moeller. Mr. Moeller has been with the Company since 1981. He is a Vice-President of the Company. His principal occupation for the past five years was acting as the Vice-President of the Company. He graduated from Brigham Young University with a Bachelors of Science degree in Business. Mr. Moeller holds no other directorships in reporting companies.

         Scott S. Moeller. Mr. Moeller has been with the Company since 1990. He is the acting Secretary and the Controller of the Company. Mr. Moeller's principal occupation for the past five years was acting as a Vice-President of Clifton. He graduated from Brigham Young University with a Bachelors of Science degree in Accounting. Mr. Moeller holds no other directorships in reporting companies.

Identify Significant Employees

         The Company has no significant employees.

Family Relationships

         William D. Moeller, the Company's Chief Executive Officer, is the father of Keith W. Moeller, a Vice-President of the Company, and Scott S. Moeller, the acting Secretary and Controller of the Company.

Involvement in Certain Legal Proceedings

         The executive officers and directors of the Company have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Compliance With Section 16(a) of the Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officer, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the lack of forms provided to the Company, the Company believes that none of the Company's executive officers or directors have filed initial reports of ownership or reports of changes in ownership.

Item 10. Executive Compensation

         The tables below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 2000) (the "Named Executive Officers"). The tables include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                 Long-Term Compensation Awards
                                            -------------------                 -----------------------------
                                                                             Restricted  Stock                     All Other
       Name and                                             Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position     Year   Salary ($)   Bonus ($)    Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------     ----   ----------   ---------    ---------------   ----------    ------    ----------  ------------
William D. Moeller        1998       (1)         ---             ---            ---         ---         ---           ---
CEO                       1999       (1)         ---             ---            ---         ---         ---           ---
                          2000       (1)         ---             ---            ---         ---         ---           ---
---------------

(1) The Company has not had sufficient funds to pay Mr. Moeller's salary which has accrued from late 1980 at the rate of $60,000 per year. As a result, the salary obligation has been deferred until the Company has the ability to pay the amounts owed. The amount deferred at December 31, 2000 for William D. Moeller was approximately $1,003,350. As of December 31, 2000, no interest had been accrued on the deferred amount. In addition, total deferred salaries for the Company, including the above amount, at December 31, 2000 was approximately $1,778,925.

Compensation of Directors

         No cash fees or other consideration was paid to directors of the Company by the Company for service on the Board during 1994 through the date hereof because of the lack of funding. The Company has agreed to compensation each of the directors with an award of 10,000 shares of common stock (after giving effect to the proposed 100 for 1 reverse stock split) as payment for services rendered. However, no stock compensation will be paid until and unless the Company closes on the Share Exchange Agreement. No other arrangements have been made with respect to future compensation. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment Agreements

         The Company does not have employment agreements with any of its officers or employees. The Company has not had sufficient funds to pay the salaries for its officers since prior to 1994. As a result, the salary obligation has been deferred until the Company has the ability to pay the amounts owed. The amount deferred at December 31, 2000 was $1,778,925. At present, no interest has been accrued on the deferred amount. The Company has, however, agreed to compensation each of the Company's officers with an award of 10,000 shares of common stock (after giving effect to the proposed 100 for 1 reverse stock split) as an additional payment for services rendered. However, no such stock compensation will be paid until and unless the Company closes on the Share Exchange Agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of November 2, 2001, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of November 2, 2001, the Company had 69,998,900 shares of common stock outstanding no person was known by the Company to beneficially own more than 5 percent of the Company's outstanding common stock.

        Name and Address             Shares Beneficially        Percentage of Shares
     Of Beneficial Owner(1)                 Owned                Beneficially Owned                    Position
     ----------------------                 -----                ------------------                    --------
William D. Moeller                           100,000                        *             Chief Executive Officer

Steven J. Haslam                           1,291,000                    1.32%             Director and President

Robert J. Holladay                           197,778                        *             Director and Vice-President

John M. DeNiro(2)                                364                        *             Director, Secretary and Treasurer

Keith W. Moeller                              22,141                        *             Vice-President

Scott S. Moeller                               2,580                        *             Acting Secretary and Controller

Executive Officers and Directors           1,613,863                    2.31%
as a Group (six persons)
--------------------------
* Less than 1%.
------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

(2) Does not include 391,500 shares of common stock that are held by various family members of Mr. DeNiro for which Mr. DeNiro disclaims beneficial ownership.

Changes in Control

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMC stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI immediately prior to the closing will own approximately 88% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including, but not limited to, (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding immediately prior to the closing, (iii) the Company having no more than $10,000 in liabilities at the closing date, and (iv) satisfactory completion of due diligence by the parties. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the historical shareholders of the Company.

Item 12. Certain Relationships and Related Transactions

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2000 the principal amount of $96,583 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets, all with a net book value of approximately $16,000 as of November 2, 2001. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton (approximately $96,600 at November 2, 2001). These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 15 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                               AMERICAN CONSOLIDATED MINING CO.
                                              (Registrant)



Date: November 14, 2001                        By  /s/ William D. Moeller
                                                  ---------------------------
                                                    William D. Moeller
                                                    Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                   Title                              Date
       ---------                   -----                              ----

/s/ William D. Moeller     Chief Executive Officer             November 14, 2001
------------------------
William D. Moeller


/s/ Steven J. Haslam       Director and President              November 14, 2001
------------------------
Steven J. Haslam


/s/ Robert J. Holladay     Director and Vice-President         November 14, 2001
------------------------
Robert J. Holladay


/s/ John M. DeNiro         Director, Secretary and Treasurer   November 14, 2001
------------------------
John M. DeNiro


/s/ Scott S. Moeller       Controller, Principal Financial     November 14, 2001
------------------------   Officer and Acting Secretary
Scott S. Moeller

                                 EXHIBIT INDEX

EXHIBIT NO.                     DESCRIPTION OF EXHIBIT


3(i).1            Articles of Incorporation of the Company, dated November 4,
                  1980

3(i).2            Articles of Amendment, dated November 24, 1980

3(i).3            Articles of Amendment to the Articles of Incorporation, dated
                  July 31, 1986

3(i).4            Amendment to the Articles of Incorporation, dated May 29, 1992

3(ii).1           Bylaws of the Company

10.1 Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated July 14, 2001.

10.2 Settlement and Release Agreement between the Company and Clifton Mining Co., dated September 25, 2001

10.3 Revolving Loan Agreement, by and between the Company and Clifton Mining Company, dated May 6, 1998.

AMERICAN CONSOLIDATED MINING CO.
Financial Statements
December 31, 2000 and 1999

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Index to Financial Statements
--------------------------------------------------------------------------------


                                                                    Page


Independent Auditor's Report                                         F-2


Balance Sheet                                                        F-3


Statement of Operations                                              F-4


Statement of Shareholders' Deficit                                   F-5


Statement of Cash Flows                                              F-6


Notes to Financial Statements                                        F-7

                        AMERICAN CONSOLIDATED MINING CO.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of American Consolidated Mining Co.


We have audited the accompanying balance sheet of American Consolidated Mining Co. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Consolidated Mining Co. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, an accumulated deficit, incurred an operating loss, and has substantial liabilities. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                    TANNER + CO.



Salt Lake City, Utah
September 12, 2001

                                                                            AMERICAN CONSOLIDATED MINING CO.
                                                                                               Balance Sheet
                                                                                                December 31,
------------------------------------------------------------------------------------------------------------

                                                                             2000              1999
                                                                       -----------------------------------
         Assets
Current assets:
     Cash                                                              $               4  $            194
     Marketable securities                                                        29,893            44,840
                                                                       -----------------------------------

                  Total current assets                                            29,897            45,034

Property and equipment, net                                                       80,883            82,687
Other assets                                                                      10,500            17,600
                                                                       -----------------------------------

                                                                       $         121,280  $        145,321
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

         Liabilities and Shareholders' Deficit

Current liabilities:
     Payables and accrued expenses                                     $         536,427  $        522,810
     Notes payable                                                               143,409           143,409
     Related party payables                                                    1,906,836         1,919,736
                                                                       -----------------------------------

                  Total current liabilities                                    2,586,672         2,585,955
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Shareholders' deficit:
     Common stock, $.01 par value,  70,000,000 shares
     authorized; 69,998,900 shares issued and outstanding                        699,990           699,990
     Capital in excess of par value                                            7,323,739         7,323,739
     Accumulated other comprehensive income                                       16,549            24,823
     Accumulated deficit                                                     (10,505,670)      (10,489,186)
                                                                       -----------------------------------

              Total shareholders' deficit                                     (2,465,392)       (2,440,634)
                                                                       -----------------------------------

                                                                       $         121,280  $        145,321
                                                                       -----------------------------------



------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                          F-3

                                                                          AMERICAN CONSOLIDATED MINING CO.
                                                                                   Statement of Operations
                                                                                   Years Ended December 31,
------------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------
Revenue                                                                $               -  $              -

General and administrative expenses                                               14,680            56,444
                                                                       -----------------------------------

Loss from operations                                                             (14,680)          (56,444)

Other income (expense):
     Interest income                                                                 448               763
     Interest expense                                                            (15,579)          (11,930)
     Gain on disposal of property and equipment                                        -             5,450
     Gain on sale of marketable securities                                        13,327            11,864
     Other income                                                                      -             1,196
                                                                       -----------------------------------

Loss before provision for income taxes                                           (16,484)          (49,101)

Provision for income taxes                                                             -                 -
                                                                       -----------------------------------

Net loss                                                               $         (16,484) $        (49,101)
                                                                       -----------------------------------

Loss per share, basic and diluted                                      $             (00) $           (.00)
                                                                       -----------------------------------

Weighted average shares - basic and diluted                                   69,998,000        69,998,000
                                                                       -----------------------------------

------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                          F-4

                                                                                AMERICAN CONSOLIDATED MINING CO.
                                                                              Statement of Shareholders' Deficit
                                                                          Years Ended December 31, 2000 and 1999
----------------------------------------------------------------------------------------------------------------



                                                                 Accumulated
                              Common Stock         Capital in       Other
                        -------------------------Excess of Par  Comprehensive    Accumulated
                           Shares       Amount       Value         Income          Deficit          Total
                        --------------------------------------------------------------------------------------
Balance at
January 1, 1999            69,998,900  $  699,990  $  7,323,739  $      92,886  $   (10,440,085) $  (2,323,470)

Comprehensive income:

  Net loss                          -           -             -              -          (49,101)       (49,101)

  Unrealized holding
  loss on investments               -           -             -        (51,513)               -        (51,513)

  Reclassification
  adjustment on
  unrealized holding loss           -           -             -        (16,549)               -        (16,549)

  Total comprehensive
  loss                                                                                                (117,163)
                        --------------------------------------------------------------------------------------

Balance at
December 31, 1999          69,998,900     699,990     7,323,739         24,824      (10,489,186)    (2,440,633)

Comprehensive income:

  Net loss                          -           -             -              -          (16,484)       (16,484)

  Unrealized holding loss
  on investments                    -           -             -        (14,947)               -        (14,947)

  Reclassification
  adjustment on
  unrealized holding gain           -           -             -          6,672                -          6,672

  Total comprehensive
  income                                                                                               (24,759)
                        --------------------------------------------------------------------------------------

Balance at
December 31, 2000          69,998,000  $  699,990  $  7,323,739  $      16,549  $   (10,505,670) $  (2,465,392)
                        --------------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                              F-5

                                                                               AMERICAN CONSOLIDATED MINING CO.
                                                                                        Statement of Cash Flows
                                                                                        Years Ended December 31,
----------------------------------------------------------------------------------------------------------------


                                                                             2000              1999
                                                                       -----------------------------------
Cash flows from operating activities:
     Net loss                                                          $         (16,484  $        (49,101)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             1,804             3,764
         Loss (gain) on disposal of:
              Fixed assets                                                             -            (5,450)
              Marketable securities                                              (13,327)          (11,864)
         (Increase) decrease in:
              Other assets                                                         7,100                 -
         Increase (decrease) in:
              Accounts payable and accrued expenses                               13,617            74,462
              Related party payables                                             (12,900)          (28,414)
                                                                       -----------------------------------

                  Net cash used in
                  operating activities                                           (20,190)          (16,603)
                                                                       -----------------------------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                   -             5,450
     Proceeds from sale of marketable securities                                  20,000            18,536
                                                                       -----------------------------------

                  Net cash provided by
                  investing activities                                            20,000            23,986
                                                                       -----------------------------------

Cash flows from financing activities -
     principal payments on notes payable                                               -            (7,352)
                                                                       -----------------------------------

                  Net cash used in
                  financing activities                                                 -            (7,352)
                                                                       -----------------------------------

Net (decrease) increase in cash                                                     (190)               31

Cash, beginning of year                                                              194               163
                                                                       -----------------------------------

Cash, end of year                                                      $               4  $            194
                                                                       -----------------------------------



----------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.                                                              F-6

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Organization Organization
     and          American Consolidated Mining Co. (the Company), did not have
     Summary of   ongoing operations during the years ended December 31, 2000
     Significant  and 1999. During this period, the Company has been primarily
     Accounting   engaged in seeking a potential merger opportunity with an
     Policies     operating company.

                  Cash Equivalents
                  For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                  Marketable Securities
                  The Company classifies marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are included in other comprehensive income which is reported as a separate component of shareholders deficit. Securities classified as held to maturity are carried at amortized cost.

                  For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

                  Property and Equipment
                  Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation and amortization on capital leases and property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization Property and Equipment - Continued
     and          Costs incurred to purchase mining claims and development costs
     Summary of   incurred on properties identified as having development
     Significant  potential have been capitalized. Development costs include
     Accounting   costs incurred for geologists' services, geological surveys,
     Policies     assays and drilling. When a project is determined to be
     Continued    commercially feasible, these costs are added to "deferred mine development costs." Future costs incurred to prepare these properties for commercial operation will also be capitalized.
                  Once operations at commercial levels have commenced, these costs will be charged against operations using the units-of production method.

                  In accordance with SFAS 121, the Company reviews its long-lived assets, including mining claims and development costs, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

                  Other Assets
                  Other assets consist of cash bonds on deposit at a bank.

                  Income Taxes
                  Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to the capitalization of mine development costs.

                  Concentration of Credit Risk
                  The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                  Use of Estimates in the Preparation of Financial Statements The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization Earnings Per Common and Common Equivalent Share The
     and          computation of basic earnings per common share is computed
     Summary of   using the weighted average number of common shares outstanding
     Significant  during the year.
     Accounting
     Policies     The computation of diluted earnings per common share is based
     Continued    on the weighted average number of shares outstanding during the year plus common stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

2.   Going        At December 31, 2000, the Company has a working capital
     Concern      deficiency, a shareholders' deficit, incurred a loss for the years ended December 31, 2000 and 1999, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                  The Company's ability to continue as a going concern is subject to its ability to settle its liabilities and obtain sufficient cash to fund the expenses related to the ongoing public reporting obligations and continued search for a merger partner. Subsequent to year-end, the Company entered into an agreement and plan of share exchange with another company (see note 13). In relation to this transaction, the Company has entered into various preliminary agreements with creditors that provide for the settlement of liabilities through the issuance of common stock. There can be no assurance that these agreements will result in final settlement of outstanding obligations nor that the agreement and plan of share exchange will be completed.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

3.   Payables                                               December 31,
     and Accrued                                    ---------------------------
     Expenses                                             2000          1999
                                                    ---------------------------

                  Payables and accrued expenses:
                      Trade payables                $     136,601  $    134,630
                      Accrued interest                    135,863       124,391
                      Advances                            217,894       217,894
                      Accrued liabilities                  46,069        45,895
                                                    ---------------------------

                                                    $     536,427  $    522,810
                                                    ---------------------------


4.   Marketable   All of the Company's marketable securities consist of Clifton
     Securities   Mining Company (Clifton) common stock and are classified as available for sale. Some of the officers of the Company are also officers of Clifton.

                  Information related to marketable securities classified as available for sale is as follows:

                                                          Years Ended
                                                          December 31,
                                                 ------------------------------
                                                       2000          1999
                                                 ------------------------------

                  Cost                           $      13,344  $        20,017
                  Unrealized holding gain               16,549           24,823
                                                 ------------------------------

                  Carrying value                 $      29,893  $        44,840
                                                 ------------------------------

4.   Marketable   Changes in the unrealized holding gain on marketable
     Securities   securities available-for-sale and reported as a separate
     Continued    component of stockholders' deficit are as follows:

                                                           Years Ended
                                                           December 31,
                                                  -----------------------------
                                                        2000          1999
                                                  -----------------------------

                  Balance, beginning of year      $     24,823   $     92,885
                  Unrealized holding loss               (8,274)       (68,062)


--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

                  Deferred income tax effect
                    related to the unrealized
                    holding gain                             -              -
                                                  -----------------------------

                  Carrying value                  $     16,549   $     24,823
                                                  -----------------------------



5.   Property     Property and equipment consists of the following:
     Equipment
                                                           December 31,
                                                   ----------------------------
                                                         2000         1999
                                                   ----------------------------

                  Mining claims                    $      67,041  $     67,041
                  Deferred mine development costs         11,842        11,842
                  Machinery and equipment                 42,616        42,616
                  Vehicles                                 2,221         2,221
                  Office equipment and fixtures           16,941        16,941
                                                   ---------------------------
                                                         140,661       140,661

                  Less accumulated depreciation
                    and amortization                     (59,778)      (57,974)
                                                   ---------------------------

                                                   $      80,883  $     82,687
                                                   ---------------------------

                  Mining Properties
                  The Company's property lies in the Gold Hill/Clifton Mining District, Tooele County, in northwest Utah.

                  The Company's property consists of 8 patented mining claims of approximately 133 acres.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.   Notes        Notes payable are comprised of the following:
     Payable
                                                               December 31,
                                                         ----------------------
                                                             2000       1999
                                                         ----------------------
                  Unsecured note payable to an
                  individual, with interest at 8%,
                  due on demand                          $   82,500  $   82,500

                  Non-interest bearing note payable to
                  a shareholder, with 8% imputed
                  interest, secured by mining claims,
                  and due on demand                          41,159      41,159

                  Unsecured notes payable to
                  individuals, with interest ranging
                  from 7% to 12%, due on demand              19,750      19,750
                                                         ----------------------

                                                         $  143,409  $  143,409
                                                         ----------------------

7.   Related Party
     Payables

                  Payables to related parties consist of the following:

                                                                  December 31,
                                                          ---------------------------
                                                              2000          1999
                                                          ---------------------------
                  Accrued salaries and wages due to
                  certain officers /shareholders of the
                  Company.  These amounts are non-
                  interest bearing and are payable on
                  demand                                  $  1,778,925  $  1,766,925

                  Unsecured non-interest bearing cash
                  advances from Clifton Mining Company.
                  The Company is a shareholder of Clifton
                  and has some common management                96,583       121,483

--------------------------------------------------------------------------------


                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Related Party
     Payables
     Continued    Unsecured non-interest bearing notes
                  payable to directors of the Company,
                  due on demand                                 31,328        31,328
                                                          ---------------------------

                                                          $  1,906,836  $  1,919,736
                                                          ---------------------------
8.   Income       The provision for income taxes differs from the amount
     Taxes        computed at federal statutory rates as follows:

                                                                           Years Ended
                                                                           December 31,
                                                                 --------------------------------
                                                                       2000            1999
                                                                 --------------------------------
                  Income tax benefit at statutory rate           $          6,000  $       17,000
                  Expiration of net operating loss                       (162,000)              -
                  Expiration of investment tax credit                     (23,000)              -
                  Change in valuation allowance                           179,000         (17,000)
                                                                 --------------------------------

                                                                 $              -  $            -
                                                                 --------------------------------
                  Deferred tax assets (liabilities) are comprised of the
                  following:

                                                                       December 31,
                                                             --------------------------------
                                                                   2000            1999
                                                             --------------------------------
                  Net operating loss carryforward            $      3,443,000  $    3,599,000
                  Investment tax credit carryforward                        -          23,000
                                                             --------------------------------

                                                                    3,443,000       3,622,000

                  Valuation allowance                              (3,443,000)     (3,622,000)
                                                             --------------------------------

                                                             $              -  $            -
                                                             --------------------------------

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

8.   Income       As of December 31, 2000, the Company had net operating losses
     Taxes        of approximately $10,141,000 which began to expire in 1999. If
     Continued    substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.

9.   Supplemental
     Cash Flow
     Information
                  Actual amounts paid for interest and income taxes are as follows:

                                          Years Ended December 31,
                                     -----------------------------------
                                            2000             1999
                                     -----------------------------------

                  Interest           $            4,106  $           457
                                     -----------------------------------

                  Income taxes       $                -  $             -
                                     -----------------------------------

10.  Fair Value of
     Financial    The Company's financial instruments consist of cash,
     Instruments  marketable securities, payables, and notes payable. The carrying amount of cash, marketable securities, and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.


11.  Commitments
     and
     Contingencies

                  The Company may become subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.  Recent       SFAS No. 133, Accounting for Derivative Instruments and
     Accounting   Hedging Activities, was issued in June 1998 and amended by
     Pronounce-   SFAS No. 138, issued in June 2000. The requirements of SFAS
     ments        No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001.
                  The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has determined SFAS
                  133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

                  SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

                  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 (SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The adoption of this standard in 2000 did not result in any significant change in the Company's financial statements.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Subsequent   Stock Purchase Agreement
     Events       The Company has entered into an agreement and plan of share exchange with another company. The agreement calls for the issuance of capital stock in exchange for all of the issued and outstanding capital stock of the other company.


                  Settlement and Release Agreement
                  The Company has entered a settlement and release agreement with Clifton. The agreement calls for the transfer of the mining claims and certain other assets with an aggregate value at December 31, 2000 of $69,401 to Clifton in exchange for the release of the Clifton obligation which at December 31, 2000 was $96,583. The agreement is subject to shareholder approval.

--------------------------------------------------------------------------------