Form 10KSB/A
period 2000-12-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-02-01
CIK 891713

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------


                                  FORM 10-KSB/A
                                (Amendment No. 1)


                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2000

                             Commission file number
                             ----------------------
                                     0-20642

                        AMERICAN CONSOLIDATED MINING CO.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                   Utah                                        87-0375093
                   ----                                        ----------
(State or other jurisdiction of incorporation)               (IRS employer
                                                          identification no.)

   70 West Canyon Crest Rd., Suite D,
           Alpine, Utah 84004                             (801) 756-1414
           ------------------                             --------------
(Address of principal executive offices)        (Registrant's telephone number,
                                                      including area code)


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


         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2000 the principal amount of $96,583 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton (approximately $96,600 at November 2, 2001). These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.


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

         No depletion has been taken with respect to any of the Company's mining claims. In addition, the Company has not recorded any amount in its balance sheet for mining claims or mine development costs as further described in Note 14 of the Company's audited financial statements.



Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position


         The Company had $4 in cash as of December 31, 2000. This represents a decrease of $190 from December 31, 1999. Working capital (deficit) as of December 31, 2000 was to ($2,556,775) as compared to ($2,540,921) at December 31, 1999. The Company had no revenues in the past two fiscal years. The Company had a shareholders' deficit of ($2,544,275) at December 31, 2000 and net losses of ($16,484) and ($49,101) for the years ended December 31, 2000 and 1999, respectively.

Restatement

         The Company has restated the accompanying financial statements to remove amounts previously recorded for mining claims and mine development costs. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, any capitalized costs related to mine development that are not supported by proven reserves, as documented in a formal reserve study, are required to be written off as impairment losses. During 1998, the Company was unable to obtain a formal reserve study to support the capitalized costs. Accordingly, the Company has revised its 1998 financial statements to record an impairment loss of $78,883 for the impairment of mining claims and mine development costs. Therefore, the accompanying 2000 and 1999 financial statements have been revised to remove the previously recorded costs associated with mining claims and mine development costs and to adjust the accumulated deficit accordingly. This adjustment did not affect the Statement of Operations or the Statement of Cash Flows for 2000 and 1999.


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


         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2000 the principal amount of $96,583 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton (approximately $96,600 at November 2, 2001). These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.


         RMI was organized in July 1997 and is privately held. RMI is a marketing company that is in the development stage that expects to focus on selling health drinks, jerky and other products. As of June 30, 2001, RMI had $3,660,472 in current liabilities, $4,260,472 in total liabilities and $1,028,782 in total assets. RMI had nominal sales for the six month period ending on June 30, 2001.

         The Company does not have sufficient funding to meet its short term cash needs. Management has expressed an intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing funds until a suitable business venture can be completed. There are no arrangements in place whereby the Company could sell equity securities or borrow funds. In addition, the Company has very little authorized capital available from which it may sell equity securities. There is no assurance that the Company will be able to successfully identify and/or (Registrant) negotiate a suitable potential business venture or raise additional funds.

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


                                                     By /s/ William D. Moeller
Date: January 28, 2002                                  ------------------------
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

       Signature                         Title                         Date
       ---------                         -----                         ----

 /s/ William D. Moeller         Chief Executive Officer         January 28, 2002
------------------------
William D. Moeller


 /s/ Steven J. Haslam           Director and President          January 28, 2002
------------------------
Steven J. Haslam


 /s/ Robert J. Holladay         Director and Vice-President     January 28, 2002
------------------------
Robert J. Holladay


 /s/ John M. DeNiro             Director, Secretary             January 28, 2002
------------------------        and Treasurer
John M. DeNiro


 /s/ Scott S. Moeller           Controller, Principal           January 28, 2002
------------------------        Financial Officer and
Scott S. Moeller                Acting Secretary

                        AMERICAN CONSOLIDATED MINING CO.
                              Financial Statements
                           December 31, 2000 and 1999

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Index to Financial Statements
--------------------------------------------------------------------------------


                                                                       Page
                                                                       ----

Independent Auditor's Report                                            F-3

Balance Sheet                                                           F-4

Statement of Operations                                                 F-5

Statement of Shareholders' Deficit                                      F-6

Statement of Cash Flows                                                 F-7

Notes to Financial Statements                                           F-8

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

As described in Note 14, the Company has restated its previously issued financial statements.

                                    TANNER + CO.


Salt Lake City, Utah
September 12, 2001
except for Note 14, which is
Dated January 15, 2002

--------------------------------------------------------------------------------
See accompanying notes to financial statements.                              F-3

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                   Balance Sheet (Restated)

                                                                                               December 31,
-----------------------------------------------------------------------------------------------------------
                                                                                2000              1999
                                                                       ------------------------------------
         Assets
Current assets:
     Cash                                                                   $          4     $         194
     Marketable securities                                                        29,893            44,840
                                                                       ------------------------------------

                  Total current assets                                            29,897            45,034

Property and equipment, net                                                        2,000             3,804
Other assets                                                                      10,500            17,600
                                                                       ------------------------------------

                                                                            $     42,397     $      66,438
                                                                       ====================================


         Liabilities and Shareholders' Deficit

Current liabilities:
     Payables and accrued expenses                                          $    536,427     $     522,810
     Notes payable                                                               143,409           143,409
     Related party payables                                                    1,906,836         1,919,736
                                                                       ------------------------------------

                  Total current liabilities                                    2,586,672         2,585,955
                                                                       ------------------------------------

Commitments and contingencies                                                          -                 -

Shareholders' deficit:
     Common stock, $.01 par value,  70,000,000 shares authorized;
        69,998,900 shares issued and outstanding                                 699,990           699,990
     Capital in excess of par value                                            7,323,739         7,323,739
     Accumulated other comprehensive income                                       16,549            24,823
     Accumulated deficit                                                     (10,584,553)      (10,568,069)
                                                                       ------------------------------------

              Total shareholders' deficit                                     (2,544,275)       (2,519,517)
                                                                       ------------------------------------

                                                                            $     42,397     $      66,438
                                                                       ====================================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-4

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                   Statement of Operations

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                             2000              1999
                                                                       ------------------------------------
Revenue                                                                     $          -     $           -

General and administrative expenses                                               14,680            56,444
                                                                       ------------------------------------

Loss from operations                                                             (14,680)          (56,444)

Other income (expense):
     Interest income                                                                 448               763
     Interest expense                                                            (15,579)          (11,930)
     Gain on disposal of property and equipment                                        -             5,450
     Gain on sale of marketable securities                                        13,327            11,864
     Other income                                                                      -             1,196
                                                                       ------------------------------------

Loss before provision for income taxes                                           (16,484)          (49,101)

Provision for income taxes                                                             -                 -
                                                                       ------------------------------------

Net loss                                                                    $    (16,484)    $     (49,101)
                                                                       ====================================

Loss per share, basic and diluted                                           $       (.00)    $        (.00)
                                                                       ====================================

Weighted average shares - basic and diluted                                   69,998,000        69,998,000
                                                                       ====================================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-5

                                                                               AMERICAN CONSOLIDATED MINING CO.
                                                                  Statement of Shareholders' Deficit (Restated)

                                                                         Years Ended December 31, 2000 and 1999
---------------------------------------------------------------------------------------------------------------

                                                                  Accumulated
                                                   Capital in        Other
                              Common Stock       Excess of Par   Comprehensive    Accumulated
                           Shares       Amount       Value          Income          Deficit         Total
                        ---------------------------------------------------------------------------------------
Balance at
January 1, 1999            69,998,900   $ 699,990   $ 7,323,739    $    92,886    $(10,518,968)  $ (2,402,353)

Comprehensive income:

  Net loss                          -           -             -              -         (49,101)       (49,101)

  Unrealized holding
  loss on investments               -           -             -        (51,513)              -        (51,513)

  Reclassification
  adjustment on
  unrealized holding
  loss                              -           -             -        (16,549)              -        (16,549)
                                                                                                  =============

  Total comprehensive
  Loss                                                                                               (117,163)
                                                                                                  =============
                        ---------------------------------------------------------------------------------------

Balance at
December 31, 1999          69,998,900     699,990     7,323,739         24,824     (10,568,069)    (2,519,517)

Comprehensive income:

  Net loss                          -           -             -              -         (16,484)       (16,484)

  Unrealized holding
  loss on investments               -           -             -        (14,947)              -        (14,947)

  Reclassification
  adjustment on
  unrealized holding
  gain                              -           -             -          6,672               -          6,672
                                                                                                  =============

  Total comprehensive
  Loss                                                                                                (24,759)
                                                                                                  =============
                        ---------------------------------------------------------------------------------------
Balance at
December 31, 2000          69,998,000   $ 699,990  $  7,323,739    $     16,549   $(10,584,553)  $ (2,544,275)
                        =======================================================================================


---------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                             F-6

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                    Statement of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                               2000              1999
                                                                       ------------------------------------
Cash flows from operating activities:
     Net loss                                                               $    (16,484)    $     (49,101)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                                             1,804             3,764
         Loss (gain) on disposal of:
              Fixed assets                                                             -            (5,450)
              Marketable securities                                              (13,327)          (11,864)
         (Increase) decrease in:
              Other assets                                                         7,100                 -
         Increase (decrease) in:
              Accounts payable and accrued expenses                               13,617            74,462
              Related party payables                                             (12,900)          (28,414)
                                                                       ------------------------------------

                  Net cash used in
                  operating activities                                           (20,190)          (16,603)
                                                                       ------------------------------------

Cash flows from investing activities:
     Proceeds from sale of equipment                                                   -             5,450
     Proceeds from sale of marketable securities                                  20,000            18,536
                                                                       ------------------------------------

                  Net cash provided by
                  investing activities                                            20,000            23,986
                                                                       ------------------------------------

Cash flows from financing activities -
     principal payments on notes payable                                               -            (7,352)
                                                                       ------------------------------------

                  Net cash used in
                  financing activities                                                 -            (7,352)
                                                                       ------------------------------------

Net (decrease) increase in cash                                                     (190)               31

Cash, beginning of year                                                              194               163
                                                                       ------------------------------------

Cash, end of year                                                           $          4     $         194
                                                                       ====================================

---------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                             F-7

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                      December 31, 2000 and 1999
--------------------------------------------------------------------------------

1.  Organization    Organization
    and Summary of  American Consolidated Mining Co. (the Company), did not have
    Significant     ongoing operations during the years ended December 31, 2000
    Accounting      and 1999. During this period, the Company has been primarily
    Policies        engaged in seeking a potential merger opportunity with an
                    operating company.

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

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization    Property and Equipment  - Continued
    and Summary of  Costs incurred to purchase mining claims and development
    Significant     costs incurred on properties identified as having
    Accounting      development potential are capitalized. Once operations at
    Policies        commercial levels commence, these costs are charged against
    Continued       operations using the units-of production method.

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

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

1.  Organization    Earnings Per Common and Common Equivalent Share
    and Summary of  The computation of basic earnings per common share is
    Significant     computed using the weighted average number of common shares
    Accounting      outstanding during the year. The computation of diluted
    Policies        earnings per common share is based on the weighted average
    Continued       number of shares outstanding during the year plus common
                    stock equivalents which would arise from the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

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

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

3.  Payables                                              December 31,
    and                                            ---------------------------
    Accrued                                            2000           1999
    Expenses                                       ---------------------------
                    Payables and accrued expenses:
                     Trade Payables                $     136,601  $    134,630
                      Accrued interest                   135,863       124,391
                      Advances                           217,894       217,894
                      Accrued liabilities                 46,069        45,895
                                                    --------------------------
                                                    $    536,427   $   522,810
                                                    ==========================

4.  Marketable      All of the Company's marketable securities consist of
    Securities      Clifton Mining Company (Clifton) common stock and are
                    classified as available for sale. Some of the officers of the Company are also officers of Clifton.

                    Information related to marketable securities classified as available for sale is as follows:

                                                           Years Ended
                                                    ------------------------
                                                        2000          1999
                                                    ------------------------
                    Cost                            $    13,344   $   20,017
                    Unrealized holding gain              16,549       24,823
                                                    ------------------------
                    Carrying value                  $    29,893   $   44,840
                                                    ========================

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

4.  Marketable      Changes in the unrealized holding gain on marketable
    Securities      securities available-for-sale and reported as a separate
    Continued       component of stockholders' deficit are as follows:

                                                           Years Ended
                                                           December 31,
                                                    -------------------------
                                                        2000           1999
                                                    -------------------------
                    Balance, beginning of year       $  24,823      $  92,885
                    Unrealized holding loss             (8,274)       (68,062)
                    Deferred income tax effect
                     related to the unrealized
                     holding gain                            -              -
                                                    -------------------------
                    Carrying value                   $  16,549      $  24,823
                                                     ========================



5.  Property        Property and equipment consists of the following:
    and
    Equipment                                                 December 31,
                                                       ------------------------
                                                          2000          1999
                                                       ------------------------
                    Machinery and equipment            $   42,616    $   42,616
                    Vehicles                                2,221         2,221
                    Office equipment and fixtures          16,941        16,941
                                                       ------------------------
                                                           61,778        61,778

                    Less accumulated depreciation
                      and amortization                    (59,778)      (57,974)
                                                       ------------------------
                                                       $    2,000    $    3,804
                                                       ========================

                    Mining Properties
                    The Company owns property that lies in the Gold Hill/Clifton Mining District, Tooele County, in northwest Utah. The Company's property consists of 8 patented mining claims of approximately 133 acres. Due to the lack of a formal reserve study documenting the estimated proven reserves of such property, the Company's book basis in such properties was previously reduced to $0 through an impairment loss of $78,883.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

6.  Notes           Notes payable are comprised of the following:
    Payable
                                                               December 31,
                                                          ---------------------
                                                             2000        1999
                                                          ---------------------
                    Unsecured note payable to an
                      individual, with interest at 8%,
                      due on demand                       $  82,500   $  82,500

                    Non-interest bearing note Payable
                      to a shareholder, with 8% imputed
                      interest, secured by mining
                      claims and due on demand               41,159      41,159

                    Unsecured notes payable to
                      Individuals, with interest
                      ranging from 7% to 12%, due
                      on demand                              19,750      19,750
                                                          ---------------------
                                                          $ 143,409   $ 143,409
                                                          =====================


7.  Related        Payables to related parties consist of the following:
    Party
    Payables                                                  December 31,
    Continued                                            -----------------------
                                                            2000         1999
                                                         -----------------------
                    Accrued salaries and wages due to
                      certain officers/ shareholders of
                      the Company. These amounts are
                      non-interest bearing and are
                      payable on demand                  $1,778,925   $1,778,925

                    Unsecured non-interest bearing cash
                      advances from Clifton Mining
                      Company. The company is a
                      shareholder of Clifton and has
                      some common management                 96,583      121,483

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

7.  Related         Unsecured non-interest bearing
    Party             notes payable to directors of the
    Payables          Company, due on demand                 31,328       31,328
    Continued                                            -----------------------
                                                         $1,906,836   $1,919,736
                                                         =======================


8.  Income          The provision for income taxes differs from the amount
    Taxes           computed at federal statutory rates as follows:

                                                                Years Ended
                                                                December 31,
                                                           --------------------
                                                             2000        1999
                                                           --------------------
                    Income tax benefit at statutory rate   $   6,000   $ 17,000
                    Expiration of net operating loss        (162,000)         -
                    Expiration of investment tax credit      (23,000)         -
                    Change in valuation allowance            179,000    (17,000)
                                                           --------------------
                                                           $       -   $      -
                                                           ====================


                    Deferred tax assets (liabilities)are comprised of the following:

                                                             Years Ended
                                                             December 31,
                                                       ------------------------
                                                           2000         1999
                                                       ------------------------
                    Net operating loss carryforward    $ 3,443,000  $ 3,599,000
                    Investment tax credit carryforward           -       23,000
                                                       ------------------------
                                                         3,443,000    3,622,000

                    Valuation allowance                 (3,443,000)  (3,622,000)
                                                       ------------------------
                                                       $         -  $         -
                                                       ========================

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

8.  Income          As of December 31, 2000, the Company had net operating
    Taxes           losses of approximately $10,141,000 which begin to expire in
    Continued       2001. If substantial changes in the Company's ownership
                    should occur, would be an annual limitation of the amount of net operating loss carryforwards which could be utilized.

                    The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.

9.  Supplemental    Actual amounts paid for interest and income taxes are as
    Cash Flow       follows:
    Information
                                                           December 31,
                                                     --------------------------
                                                        2000           1999
                                                     --------------------------
                    Interest                         $   4,106       $    457
                                                     ==========================
                    Income Taxes                     $       -       $      -
                                                     ==========================

10. Fair Value of   The Company's financial instruments consist of cash,
    Financial       marketable securities, payables, and notes payable. The
    Instruments     carrying amount of cash, marketable securities, and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

11. Commitments     The Company may become subject to investigations, claims or
    and             lawsuits ensuing out of the conduct of its business,
    Contingencies   including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements

                                                                       Continued
--------------------------------------------------------------------------------

12. Recent          SFAS No. 133, Accounting for Derivative Instruments and
    Accounting      Hedging Activities, was issued in June 1998 and amended by
    Pronouncements  SFAS No. 138, issued in June 2000. The requirements of SFAS
                    No. 133, as amended, will be effective for the Company in the first quarter of the fiscal year beginning January 1, 2001. The standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Under the standard, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The
                    Company has determined SFAS 133 to have no impact on the Company's financial position and results of operations because the Company has no derivative activity.

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

                    Settlement and Release Agreement
                    The Company has entered a settlement and release agreement with Clifton. The agreement calls for the transfer of mining claims and certain other assets, which carry an aggregate book value at December 31, 2000 of $0, to Clifton in exchange for the release of the Clifton obligation which at December 31, 2000 was $96,583. The agreement is subject to shareholder approval.

14. Restated        The Company has restated the accompanying financial
    Financial       statements to remove amounts previously recorded for mining
    Statements      claims and mine development costs. In 1995, the Financial
                    Accounting Standards Board issued Statement of Financial
                    Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, any capitalized costs related to mine development that are not supported by proven reserves, as documented in a formal reserve study, are required to be written off as impairment losses. During 1998, the Company was unable to obtain a formal reserve study to support the capitalized costs.
                    Accordingly, the Company has revised its 1998 financial statements to record an impairment loss of $78,883 for the impairment of mining claims and mine development costs.
                    Therefore, the accompanying 2000 and 1999 financial statements have been revised to remove the previously recorded costs associated with mining claims and mine development costs and to adjust the accumulated deficit accordingly. This adjustment did not affect the Statement of Operations or the Statement of Cash Flows for 2000 and 1999.

--------------------------------------------------------------------------------
                                                                            F-17