Form 10QSB
period 2001-03-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-02-05
CIK 891713

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-20642

                        AMERICAN CONSOLIDATED MINING CO.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


               Utah                                         87-0375093
  -------------------------------              --------------------------------
  (State or other jurisdiction of              (IRS Employer Identification No.)
  incorporation or organization)


              70 West Canyon Crest Rd., Suite D, Alpine, Utah 84004
              -----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 756-1414
              -----------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [ ] Yes [X] No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 27, 2001: 69,998,900.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                AMERICAN CONSOLIDATED MINING CO.
                                          BALANCE SHEET
                                           (Unaudited)


                                                                                     March 31,
         Assets                                                                        2001
                                                                                 ------------------
Current assets:
   Cash                                                                          $             10
   Marketable securities                                                                   46,236
                                                                                 ------------------

     Total current assets                                                                  46,246

Property and equipment:
   Mining and testing equipment                                                            44,216
   Office equipment                                                                        11,215
   Autos and trucks                                                                         2,221
   Office furnishings and fixtures                                                          2,126
   Land                                                                                     2,000
                                                                                 ------------------
     Total property and equipment                                                          61,778
   Less accumulated depreciation and amortization                                         (59,778)
                                                                                 ------------------
     Net property and equipment                                                             2,000

Other assets                                                                               10,522
                                                                                 ------------------
                                                                                 $         58,768
                                                                                 ==================



              Liabilities and Shareholder's Deficit

Current liabilities:
   Accounts payable and accrued expenses                                         $        539,321
   Notes payable                                                                          143,409
   Related party payables                                                               1,911,336
                                                                                 ------------------

     Total current liabilities                                                          2,594,066
                                                                                 ------------------


Commitments and contingencies                                                                -

Stockholder's deficit:
   Common stock, $.01 par value; 70,000,000 shares authorized,
      69,998,900 shares outstanding, respectively                                         699,990
   Additional paid-in capital                                                           7,323,739
   Accumulated other comprehensive income                                                  32,892
   Accumulated deficit                                                                (10,591,919)
                                                                                 ------------------

     Total stockholders' deficit                                                       (2,535,298)
                                                                                 ------------------

                                                                                 $         58,768
                                                                                 ==================

            See accompanying notes to condensed financial statements.

                                AMERICAN CONSOLIDATED MINING CO.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                                                       Three Months Ended
                                                              -------------------------------------
                                                                 March 31,            March 31,
                                                                    2001                2000
                                                              -----------------    ----------------
Revenue:
   Sales                                                      $          -         $         -

   General and administrative expenses                                  4,679               4,854
                                                              -----------------    ----------------

     Loss from operations                                             (4,679)             (4,854)


Other income (expense):
   Interest income                                                        120                  69
   Interest expense                                                   (2,807)             (2,897)
                                                              -----------------    ----------------

Loss before provision for income taxes                                 (7,366)             (7,682)

Provision for income taxes                                               -                   -
                                                              -----------------    ----------------

Net loss                                                      $        (7,366)     $       (7,682)
                                                              =================    ================

Loss per share, basic and diluted                             $          (.00)     $         (.00)
                                                              =================    ================

Weighted average shares - basic and diluted                         69,998,000          69,998,000
                                                              =================    ================

            See accompanying notes to condensed financial statements.

                                AMERICAN CONSOLIDATED MINING CO.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                      Three Months Ended
                                                                          -------------------------------------------
                                                                               March 31,              March 31,
                                                                                 2001                    2000
                                                                          --------------------    -------------------
Cash flows from operating activities:
   Net loss                                                               $           (7,366)     $          (7,681)
   Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Depreciation and amortization                                                      -                       451
     (Increase) decrease in:
       Other assets                                                                      (22)                 7,100
     Increase (decrease) in:
       Accounts payable and accrued expenses                                           2,894                  4,167
       Related party payables                                                          4,500                 (4,100)
                                                                          --------------------    -------------------

          Net cash provided by (used in)
          Operating activities                                                             6                    (63)
                                                                          --------------------    -------------------

Cash flows from investing activities:                                                   -                      -

Cash flows from financing activities:                                                   -                      -

Net (decrease) increase in cash                                                            6                    (63)

Cash, beginning of period                                                                  4                    194
                                                                          --------------------    -------------------

Cash, end of the period                                                   $               10      $             131
                                                                          ====================    ===================

            See accompanying notes to condensed financial statements.

                        AMERICAN CONSOLIDATED MINING CO.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1)      Condensed Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

(2)      Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three months ended March 31, 2001 and 2000, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. The Company has common no stock options or warrants outstanding at March 31, 2001.

(3)      Going Concern

         At March 31, 2001, the Company has a working capital deficiency, a shareholders' deficit, incurred a loss for the period ended March 31, 2001 and 2000, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Company's ability to continue as a going concern is subject to its ability to settle its liabilities and obtain sufficient cash to fund the expenses related to the ongoing public reporting obligations and continued search for a merger partner. Subsequent to period-end, the Company entered into an agreement and plan of share exchange with another company. In relation to this transaction, the Company has entered into various preliminary discussions with creditors to provide for the settlement of liabilities through the issuance of common stock. There can be no assurance that these discussions will result in final settlement of outstanding obligations nor that the agreement and plan of share exchange will be completed.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $10 in cash as of March 31, 2001 as compared to $4 at December 31, 2000. Working capital (deficit) as of March 31, 2001 was to ($2,547,820) as compared to ($2,556,775) at December 31, 2000. The Company had no revenues in the past two fiscal years or any interim period during the current fiscal year. The Company had a stockholders' deficit of ($2,535,298) at March 31, 2001 and a net loss of ($7,366) for the three months ended March 31, 2001.

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

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for shares of the Company's common stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI will own approximately 87% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including, but not limited to, (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding at the closing date, (iii) the Company having no more than $10,000 in liabilities at the closing date, (iv) satisfactory completion of due diligence by the parties and (v) resignation of all of the Company's officers and directors at the closing and appointment of the designees named by RMI. Messrs. Walker and Mappin, who are members of the Company's Board, also act as directors of RMI. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the shareholders of the Company.

         RMI is a marketing company that is in the development stage. As of December 31, 2000, RMI had $2,273,360 in current liabilities, $2,973,360 in total liabilities and $1,009,896 in total assets. RMI had $52,679 in sales and a gross loss of $31,594 for the year ended December 31, 2000.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company is a shareholder of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of March 31, 2001, the principal amount of $96,583 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton Mining Company (approximately $96,583 at March 31, 2001) and assume liabilities in the amount of $67,297 relating to the property. These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

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

Forward-Looking Statements

         When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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



                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to Vote of Securityholders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      INDEX TO EXHIBITS

       EXHIBIT NO.                    DESCRIPTION OF EXHIBIT


         3(i).1 Articles of Incorporation of the Company, dated November 4, 2980 (Incorporated by reference to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).2 Articles of Amendment, dated November 24, 1980 (Incorporated by reference to Exhibit 3(i).2 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).3 Articles of Amendment to the Articles of Incorporation, dated July 31, 1986 (Incorporated by reference to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).4 Amendment to the Articles of Incorporation, dated May 29, 1992 (Incorporated by reference to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.1 Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated July 2001 (Incorporated by reference to Exhibit
                         10.1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.2 Amendment No. 1 to the Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated December 21, 2001

         10.3 Settlement and Release Agreement between the Company and Clifton Mining Co., dated September 25, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.4 Revolving Loan Agreement, by and between the Company and Clifton Mining Company, dated May 6, 1998 (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         (b)      Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN CONSOLIDATED MINING CO.
                                          (Registrant)



Date: February 1, 2002                    By  /s/ William D. Moeller
                                             ----------------------------
                                              William D. Moeller
                                              Director; Chief Executive Officer



Date: February 1, 2002                    By   /s/ Scott S. Moeller
                                             --------------------------
                                              Scott S. Moeller
                                              Principal Accounting Officer