Form 10QSB
period 2001-06-30
AMERICAN CONSOLIDATED MINING CO
filed 2002-02-05
CIK 891713

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2001

                         Commission File Number 0-20642

                        AMERICAN CONSOLIDATED MINING CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Utah                                         87-0375093
 -------------------------------               ---------------------------------
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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        AMERICAN CONSOLIDATED MINING CO.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                     June 30,
         Assets                                                                        2001
                                                                                 ------------------
Current assets:
   Cash                                                                          $             41
   Marketable securities                                                                   27,901
                                                                                 ------------------

     Total current assets                                                                  27,942

Property and equipment:
   Mining and testing equipment                                                            44,216
   Office equipment                                                                        11,215
   Autos and trucks                                                                         2,221
   Office furnishings and fixtures                                                          2,126
   Land                                                                                     2,000
                                                                                 ------------------
     Total property and equipment                                                          61,778
   Less accumulated depreciation and amortization                                         (59,778)
                                                                                 ------------------
     Net property and equipment                                                             2,000

Other assets                                                                               10,522
                                                                                 ------------------
                                                                                 $         40,464
                                                                                 ==================



              Liabilities and Shareholder's Deficit

Current liabilities:
   Accounts payable and accrued expenses                                         $        542,465
   Notes payable                                                                          143,409
   Related party payables                                                               1,893,061
                                                                                 ------------------

     Total current liabilities                                                          2,578,935
                                                                                 ------------------


Commitments and contingencies                                                                -

Stockholder's deficit:
   Common stock, $.01 par value; 70,000,000 shares authorized,
      69,998,900 shares outstanding, respectively                                         699,990
   Additional paid-in capital                                                           7,323,739
   Accumulated other comprehensive income                                                  21,229
   Accumulated deficit                                                                (10,583,429)
                                                                                 ------------------

     Total stockholders' deficit                                                       (2,538,471)
                                                                                 ------------------

                                                                                 $         40,464
                                                                                 ==================

            See accompanying notes to condensed financial statements.

                                        AMERICAN CONSOLIDATED MINING CO.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                         Six Months          Six Months
                                                        Three Months Ended                  Ended               Ended
                                                -----------------------------------    ----------------    -----------------
                                                   June 30,           June 30,            June 30,             June 30,
                                                     2001               2000                2001                 2000
                                                ----------------   ----------------    ----------------    -----------------
Revenue:
   Sales                                        $         -        $         -         $         -         $          -

   General and administrative expenses                   4,829              5,363               9,508               10,217
                                                ----------------   ----------------    ----------------    -----------------

     Loss from operations                               (4,829)            (5,363)             (9,508)             (10,217)


Other income (expense):
   Interest income                                          75                181                 196                  251
   Interest expense                                     (2,860)            (2,860)             (5,667)              (5,757)
   Gain on disposal of property and
   equipment                                              -                  -                   -                    -
   Gain on sale of marketable securities                13,328             13,328              13,328               13,328
   Other income                                          2,775               -                  2,775                 -
                                                ----------------   ----------------    ----------------    -----------------

Income (loss) before provision for income
   taxes                                                 8,489              5,286               1,124               (2,395)

Provision for income taxes                                -                  -                   -                    -
                                                ----------------   ----------------    ----------------    -----------------

Net income (loss)                               $        8,489     $        5,286      $        1,124      $        (2,395)
                                                ================   ================    ================    =================

Earnings (loss) per share, basic and
   diluted                                      $          .00     $          .00      $          .00      $          (.00)
                                                ================   ================    ================    =================

Weighted average shares - basic and diluted          69,998,000         69,998,000          69,998,000           69,998,000
                                                ================   ================    ================    =================

            See accompanying notes to condensed financial statements.

                        AMERICAN CONSOLIDATED MINING CO.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                          -------------------------------------------
                                                                               June 30,                June 30,
                                                                                 2001                    2000
                                                                          --------------------    -------------------
Cash flows from operating activities:
   Net Gain                                                               $            1,124      $          (2,395)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     -                        902
     Loss (gain) on disposition of:
       Fixed assets                                                                    -                      -
       Marketable securities                                                         (13,328)               (13,328)
     (Increase) decrease in:
       Short term investments                                                          -                      -
       Other assets                                                                     (22)                  7,100
     Increase (decrease) in:
       Accounts payable and accrued expenses                                           6,038                  6,589
       Related party payables                                                        (13,775)               (18,899)
                                                                          --------------------    -------------------

          Net cash used in
          Operating activities                                                       (19,963)               (20,031)
                                                                          --------------------    -------------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                        20,000                 20,000
                                                                          --------------------    -------------------

Cash flows from financing activities:                                                  -                      -

Net (decrease) increase in cash                                                           37                   (31)

Cash, beginning of period                                                                  4                    194
                                                                          --------------------    -------------------

Cash, end of the period                                                   $               41      $             163
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

(2)      Basic and Diluted Net Gain Per Common Share

         Because the Company had no common no stock option, warrants or other common stock equivalents outstanding during the periods presented, both basic and diluted shares are based on the weighted average number of common shares outstanding.

(3)      Going Concern

         At June 30, 2001, the Company has a working capital deficiency, a shareholders' deficit and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Position

         The Company had $41 in cash as of June 30, 2001 as compared to $4 at December 31, 2000. Working capital (deficit) as of June 30, 2001 was to ($2,550,993) as compared to ($2,556,775) at December 31, 2000. The Company had no revenues in the past two fiscal years or any interim period during the current fiscal year. The Company had a stockholders' deficit of ($2,538,471) at June 30, 2001 and a net income of $1,124 for the six months ended June 20, 2001. The income is a result of a gain of $13,328 on the sale of marketable securities.

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

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company is a shareholder of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of June 30, 2001, the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton Mining Company (approximately $93,808 at June 30, 2001) and assume liabilities in the amount of $67,297 relating to the property. These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

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

         10.2 Amendment No. 1 to the Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated December 21, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2001)

         10.3 Settlement and Release Agreement between the Company and Clifton Mining Co., dated September 25, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.4 Revolving Loan Agreement, by and between the Company and Clifton Mining Company, dated May 6, 1998 (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         (b)      Reports on Form 8-K:

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