Form 10QSB
period 2001-09-30
AMERICAN CONSOLIDATED MINING CO
filed 2002-02-05
CIK 891713

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2001

                         Commission File Number 0-20642

                        AMERICAN CONSOLIDATED MINING CO.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Utah                                       87-0375093
   --------------------------------            ---------------------------------
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

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        AMERICAN CONSOLIDATED MINING CO.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                   September 30,
         Assets                                                                        2001
                                                                                 ------------------
Current assets:
   Cash                                                                          $            156
   Marketable securities                                                                   21,922
                                                                                 ------------------

     Total current assets                                                                  22,078

Property and equipment:
   Mining and testing equipment                                                            44,216
   Office equipment                                                                        11,215
   Autos and trucks                                                                         2,221
   Office furnishings and fixtures                                                          2,126
   Land                                                                                     2,000
                                                                                 ------------------
     Total property and equipment                                                          61,778
   Less accumulated depreciation and amortization                                         (59,778)
                                                                                 ------------------
     Net property and equipment                                                             2,000

Other assets                                                                               10,522
                                                                                 ------------------
                                                                                 $         34,600
                                                                                 ==================



              Liabilities and Shareholder's Deficit

Current liabilities:
   Accounts payable and accrued expenses                                         $        543,565
   Notes payable                                                                          143,409
   Related party payables                                                               1,897,561
                                                                                 ------------------

     Total current liabilities                                                          2,584,535
                                                                                 ------------------


Commitments and contingencies                                                                -

Stockholder's deficit:
   Common stock, $.01 par value; 70,000,000 shares authorized,
      69,998,900 shares outstanding, respectively                                         699,990
   Additional paid-in capital                                                           7,323,739
   Accumulated other comprehensive income                                                  15,250
   Accumulated deficit                                                                (10,588,914)
                                                                                 ------------------

     Total stockholders' deficit                                                       (2,549,935)
                                                                                 ------------------

                                                                                 $         34,600
                                                                                 ==================

            See accompanying notes to condensed financial statements.

                                        AMERICAN CONSOLIDATED MINING CO.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                                         Nine Months         Nine Months
                                                        Three Months Ended                  Ended               Ended
                                                -----------------------------------    ----------------    -----------------
                                                 September 30,      September 30,       September 30,       September 30,
                                                     2001               2000                2001                 2000
                                                ----------------   ----------------    ----------------    -----------------
Revenue:
   Sales                                        $          -       $          -         $         -         $          -

   General and administrative expenses                    4,613              4,682              14,120               14,898
                                                ----------------   ----------------    ----------------    -----------------

     Loss from operations                                (4,613)            (4,682)            (14,120)             (14,898)


Other income (expense):
   Interest income                                          154                120                 350                  371
   Interest expense                                      (2,892)            (2,891)             (8,559)              (8,649)
   Gain on disposal of property and
   equipment
   Gain on sale of marketable securities                   -                  -                 13,328               13,328
   Other income                                           1,865               -                  4,640                 -
                                                ----------------   ----------------    ----------------    -----------------

Loss before provision for income taxes                   (5,486)            (7,453)             (4,361)              (9,848)

Provision for income taxes                                 -                  -                   -                    -
                                                ----------------   ----------------    ----------------    -----------------

Net loss                                        $        (5,486)    $       (7,453)     $        (4,361)    $        (9,848)
                                                ================   ================    ================    =================

Loss per share, basic and diluted               $          (.00)    $         (.00)     $         (.00)     $          (.00)
                                                ================   ================    ================    =================

Weighted average shares - basic and diluted          69,998,000         69,998,000          69,998,000           69,998,000
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

                                        AMERICAN CONSOLIDATED MINING CO.
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                          -------------------------------------------
                                                                             September 30,          September 30,
                                                                                 2001                    2000
                                                                          --------------------    -------------------
Cash flows from operating activities:
   Net loss                                                               $           (4,361)     $          (9,848)
                                                                          --------------------    -------------------
   Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Depreciation and amortization                                                      -                     1,353
     Loss (gain) on disposition of:
       Marketable securities                                                         (13,328)                (13,328)
     (Increase) decrease in:
       Short term investments                                                           -                     -
       Other assets                                                                      (22)                 7,100
     Increase (decrease) in:
       Accounts payable and accrued expenses                                           7,138                 10,682
       Related party payables                                                         (9,275)               (15,900)
                                                                          --------------------    -------------------

          Net cash provided by (used in)
          Operating activities                                                       (19,848)               (19,941)
                                                                          --------------------    -------------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                        20,000                 20,000

Cash flows from financing activities:                                                  -                      -

Net (decrease) increase in cash                                                          152                     59

Cash, beginning of period                                                                  4                    194
                                                                          --------------------    -------------------

Cash, end of the period                                                   $              156      $             253
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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2000 Annual Report on Form 10-KSB. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the operating results that may result for the year ending December 31, 2001. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2000 Annual Report on Form 10-KSB.

(2)      Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three and nine months ended September 30, 2001 and 2000, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. The Company has common no stock options or warrants outstanding at September 30, 2001.

(3)      Going Concern

         At September 30, 2001, the Company has a working capital deficiency, a shareholders' deficit, incurred a loss for the period ended September 30, 2001 and 2000, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Position

         The Company had $156 in cash as of September 30, 2001 as compared to $4 at December 31, 2000. Working capital (deficit) as of September 30, 2001 was ($2,562,457) as compared to ($2,556,775) at December 31, 2000. The Company had no revenues in the past two fiscal years or any interim period in the current fiscal year. The Company had a stockholders' deficit of ($2,549,935) at September 30, 2001 and a net loss of ($4,361) for the nine months ended September 30, 2001.

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

         RMI is a marketing company that is in the development stage. As of September 30, 2001, RMI had $3,853,227 in current liabilities, $4,466,227 in total liabilities and $1,024,896 in total assets. RMI had nominal sales for the nine month period ending on September 30, 2001.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company is a shareholder of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of September 30, 2001, the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amount in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. Subject to shareholder approval, the Company plans to transfer to Clifton Mining Company eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and substantially all of the Company's other assets. In consideration therefore, Clifton Mining Company will forgive the Company from all amounts owing to Clifton Mining Company (approximately $93,808 at September 30, 2001) and assume liabilities in the amount of $67,297 relating to the property. These mining claims and other assets are the only remaining claims held by the Company and constitutes substantially all of the Company's assets.

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