Form 10KSB
period 2001-12-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-03-29
CIK 891713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2001

                             Commission file number
                                     0-20642

                        AMERICAN CONSOLIDATED MINING CO.
             (Exact name of registrant as specified in its charter)


                    Utah                                  87-0375093
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation) (IRS employer identification no.)

   70 West Canyon Crest Rd., Suite D,
           Alpine, Utah 84004                           (801) 756-1414
----------------------------------------       --------------------------------
(Address of principal executive offices)       (Registrant's telephone number,
                                                      including area code)


         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 Par Value

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

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

         The aggregate market value of common stock held by non-affiliates computed by reference to the average bid and asked price of such common stock, as of March 22, 2002: $683,850

        Shares outstanding of the registrant's common stock as of March 22, 2002: 69,998,900.

                        AMERICAN CONSOLIDATED MINING CO.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001


                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Property ..........................................4
Item 3.    Legal Proceedings ................................................5
Item 4.    Submission of Matters to a Vote of Security Holders ..............5

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters .........6
Item 6.    Management's Discussion and Analysis or Plan of Operation ........7
Item 7.    Financial Statements .............................................8
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........................................8

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act ...............9
Item 10.   Executive Compensation ..........................................10
Item 11.   Security Ownership of Certain Beneficial Owners and Management ..11
Item 12.   Certain Relationships and Related Transactions ..................12
Item 13.   Exhibits and Reports on Form 8-K ................................13

                                     PART I

Item 1. Description of Business

Business Development

         American Consolidated Mining Co. (the "Company or "Registrant") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

         From inception through 1994, the Company was engaged in the mining business. The Company's efforts in the mining business were unsuccessful and from 1994 to date the Company has had no mining or other current business operations. The Company currently owns eight patented mining claims located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property. The Company does not intend to explore these claims. Rather, subject to shareholder approval, the Company intends to transfer these claims to one or more debtors in exchange for the release of Company debts.

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

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMC stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI immediately prior to the closing will own approximately 88% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding at the closing date, (iii) the Company having no more than $10,000 in liabilities at the closing date, (iv) satisfactory completion of due diligence by the parties, (v) the Company changing its name to "American Consolidated Management Group, Inc.", (vi) the Company's shareholders having approved the transaction, and (vii) the resignation of all of the Company's officers and directors at the closing and appointment of the designees named by RMI. Messrs. Walker and Mappin, who are members of the Company's Board, also act as directors of RMI. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the historical shareholders of the Company.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company owns less than one percent of the outstanding shares of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2001 the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amounts in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company.

         RMI was organized in July 1997 and is privately held. RMI is a marketing company that is in the development stage that expects to focus on selling health drinks. RMI had $1,000 in cash, $3,706,168 in current liabilities and $4,766,168 in total liabilities as of December 31, 2001. Its working capital (deficit) as of December 31, 2001 was ($3,705,168). RMI had net sales of $4,676 and $52,679 in 2001and 2000, respectively. RMI had net losses of ($1,779,210) and ($800,190) in 2001 and 2000, respectively.

         The Company currently employs five management officers who work for the Company on a part time basis. The Company's CEO, President, Vice-Presidents, Secretary and Treasurer and acting Secretary and controller spend approximately 5%, 1%, 5%, 1% and 5% percent of their time, respectively, working for the Company. The Company has no other employees. The Company presently maintains its business office at 70 West Canyon Crest Rd., Suite D, Alpine, Utah 84004.

Item 2.  Description of Property

         The Company currently owns eight patented mining claims located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of unimproved property. The Company does not intend to explore these claims and has conducted no mining activities on these claims. Rather, subject to shareholder approval, the Company intends to transfer these claims to one or more debtors in exchange for the release of such obligations.

         The Company holds fee simple title to six of said claims free and clear of any debt obligations. The Company has financed the purchase of its remaining two patented claims. The total purchase price for these claims was $43,791. Floyd Myers, the seller, financed the Company's purchase of these patents and the Company is obligated to pay at least $700 per month toward the purchase price thereof. The obligation is non-interest bearing (although an 8% imputed interest rate has been assumed in the financial statements) and the obligation is payable on demand. The Company currently does not have sufficient capital to service this obligation and is in default on the obligation. At December 31, 2001, $68,127 in principle and interest was owing on this obligation.

         The claims are comprised of quartz-adularia-beryllium enriched veins associated with thrust faulting in both altered quartz monzonite and a sedimentary package of silty and shaley rocks. Access if via all-weather dirt and gravel roads. The roads are generally passable with a high-entered two-wheel drive vehicles, but a four wheel drive is generally needed to access to property.

         No depletion has been taken with respect to any of the Company's mining claims. In addition, the Company has not recorded any amount in its balance sheet for mining claims or mine exploration costs.

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


                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5.  Market for Common Equity and Related Stockholder Matters.


Market Information

         The Company's common stock (the "Common Stock") is quoted on the NASD Over-the-Counter market under the symbol "ACMG." The following table sets forth the high and low bid information of the Common Stock for the periods indicated which information was obtained from America Online and its information service providers. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

         Quarter Ended                                  High           Low
         -------------                                  ----           ---
         2000
         ----
         March 31..............................          $.01          $.00
         June 30...............................          $.01          $.00
         September 30..........................          $.00          $.00
         December 31...........................          $.00          $.00

         2001
         ----
         March 31..............................          $.00          $.00
         June 30...............................          $.00          $.00
         September 30..........................          $.00          $.00
         December 31...........................          $.06          $.00


Holders

         At March 27, 2002, there were approximately 2,366 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, in furtherance of its business plan.

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

Plan of Operation

         The Company had $982 in cash and $2,591,495 in current liabilities as of December 31, 2001. Working capital (deficit) as of December 31, 2001 was ($2,573,573) as compared to ($2,556,775) at December 31, 2000. The Company had no revenues in the past two fiscal years. The Company had a shareholders' deficit of ($2,561,051) at December 31, 2001 and net losses of ($10,495) and ($16,484) for the years ended December 31, 2001 and 2000, respectively.

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

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMC stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI immediately prior to the closing will own approximately 88% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding at the closing date, (iii) the Company having no more than $10,000 in liabilities at the closing date, (iv) satisfactory completion of due diligence by the parties, (v) the Company changing its name to "American Consolidated Management Group, Inc.", (vi) the Company's shareholders having approved the transaction, and (vii) the resignation of all of the Company's officers and directors at the closing and appointment of the designees named by RMI. Messrs. Walker and Mappin, who are members of the Company's Board, also act as directors of RMI. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the historical shareholders of the Company.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company owns less than one percent of the outstanding shares of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the

Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2001 the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amounts in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company.

         RMI was organized in July 1997 and is privately held. RMI is a marketing company that is in the development stage that expects to focus on selling health drinks. RMI had $1,000 in cash, $3,706,168 in current liabilities and $4,766,168 in total liabilities as of December 31, 2001. Its working capital (deficit) as of December 31, 2001 was ($3,705,168). RMI had net sales of $4,676 and $52,679 in 2001and 2000, respectively. RMI had net losses of ($1,779,210) and ($800,190) in 2001 and 2000, respectively.

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

Forward-Looking Statements

         When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements."

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

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 22, 2002:


                                                                    With Company
         Name          Age              Position                        Since
         ----          ---              --------                        -----

William D. Moeller     64     Director and Chief Executive Officer      1981

Steven J. Haslam       61     Director and President                    1982

Robert J. Holladay     53     Director and Vice-President               1983

John M. DeNiro         61     Director, Secretary and Treasurer         1986

Keith W. Moeller       40     Vice-President                            1981

Scott S. Moeller       38     Acting Secretary and Controller           1990

Herschel J. Walker     39     Director                                  2001

George E. Mappin       53     Director                                  2001
---------------

         William D. Moeller. Mr. Moeller has been with the Company since 1981. He a director and the Chief Executive Officer of the Company. His principal occupation for the past five years was acting as the Chief Executive Officer of the Company and president of Clifton Mining Company. Mr. Moeller spends approximately five percent of his time working for the Company. Mr. Moeller holds no other directorships in reporting companies.

         Steven J. Haslam. Mr. Haslam has been with the Company since 1982. He is the President and a director of the Company. His principal occupation for the past five years has been acting as a sales representative for Paragon Press. Mr. Haslem spends approximately one percent of his time working for the Company. He graduated from the University of Utah with a Bachelors of Science degree in Fine Arts. Mr. Haslam holds no other directorships in reporting companies.

         Robert J. Holladay. Mr. Holladay has been with the Company since 1983. He is a Vice-President and director of the Company. His principal occupation for the past five years was acting as the Vice-President of Clifton Mining Company and as a managing partner of Resource Recycling. Mr. Holladay spends approximately one percent of his time working for the Company. He graduated from Brigham Young University with a Bachelors of Science degree in Chemistry and a Masters in Business Administration. Mr. Holladay holds no other directorships in reporting companies.

         John M. DeNiro. Mr. DeNiro has been with the Company since 1986. He is the Secretary, Treasurer and a director of the Company. His principal occupation for the past five years was acting as the Chief Financial Officer of American Asphalt and Grading Company. Mr. DeNiro spends approximately one percent of his time working for the Company. He graduated from the University of Utah with a Bachelors of Science degree in Accounting. Mr. DeNiro holds no other directorships in reporting companies.

         Keith W. Moeller. Mr. Moeller has been with the Company since 1981. He is a Vice-President of the Company. His principal occupation for the past five years was acting as the Vice-President of Clifton Mining Company. Mr. Moeller spends approximately five percent of his time working for the Company. He graduated from Brigham Young University with a Bachelors of Science degree in Business. Mr. Moeller holds no other directorships in reporting companies.

         Scott S. Moeller. Mr. Moeller has been with the Company since 1990. He is the acting Secretary and the Controller of the Company. Mr. Moeller's principal occupation for the past five years was acting as a Vice-President of Clifton Mining Company. Mr. Moeller spends approximately five percent of his time working for the Company. He graduated from Brigham Young University with a Bachelors of Science degree in Accounting. Mr. Moeller holds no other directorships in reporting companies.

         Herschel J. Walker. Mr. Walker was appointed to the Company's Board in 2001. From 2000 to present Mr. Walker has acted as the Chairman of Renaissance Man, Inc., a Texas corporation ("RMI"). Mr. Walker has been actively involved with RMI as a shareholder and director since its creation in 1997. His principal occupation for the past five years has been acting as spokesman for the health drink Aloe Lu Ya and serving as an officer and director of RMI. Mr Walker attended the University of Georgia and enjoyed an extremely successful career as a professional football player. Mr. Walker is currently a member of HealthSouth's Sports Medicine Counsel. Mr. Walker holds no other directorships in reporting companies.

         George E. Mappin. Mr. Mappin was appointed to the Company's Board in 2001. From 1969 to present Mr. Mappin's principal occupation for the past five years has been acting as the Chairman of Mappin Industries, Inc. Mappin Industries, Inc. is a custom drapery and bedspread manufacturer, providing design, manufacture and installation services to hospitality-based concerns. Mr. Mappin holds no other directorships in reporting companies.

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

         Based solely on the lack of forms provided to the Company, the Company believes that, other than Messrs. Walker and Mappin who serve as directors of the Company, none of the Company's executive officers or other directors have ever filed initial reports of ownership or reports of changes in ownership.

     Compensation

         The table below set forth certain information concerning compensation paid by the Company to its Chief Executive Officer and all other executive officers with annual compensation in excess of $100,000 (determined for the year ended December 31, 2001) (the "Named Executive Officers"). The table include information related to stock options granted to the Named Executive Officers.

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the Company to the Named Executive Officers.

                                            SUMMARY COMPENSATION TABLE

                                            Annual Compensation                 Long-Term Compensation Awards
                                            -------------------                 -----------------------------
                                                                             Restricted  Stock                     All Other
       Name and                                             Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position     Year   Salary ($)   Bonus ($)    Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------     ----   ----------   ---------    ---------------   ----------    ------    ----------       ---
William D. Moeller        1999   $6,000 (1)      ---             ---            ---         ---         ---           ---
CEO                       2000   $4,500 (1)      ---             ---            ---         ---         ---           ---
                          2001   $6,000 (1)      ---             ---            ---         ---         ---           ---
---------------

(1) The Company has not had sufficient funds to pay all of Mr. Moeller's salary, the unpaid portion of which has accrued from late 1980 at the rates of $4,500 to $60,000 per year. In 2001, Mr. Moeller received a $20,000 payment toward the accrued amounts owing. He has received no other salary payments during the past three years. The amount deferred at December 31, 2001 for William D. Moeller was approximately $989,350. As of December 31, 2001, no interest had been accrued on the deferred amount. In addition, total deferred salaries for the Company, including the above amount, at December 31, 2001 was $1,776,925.

Compensation of Directors

         No cash fees or other consideration was paid to directors of the Company by the Company for service on the Board during 1994 through the date hereof because of the lack of funding. The Company has agreed to compensation Messrs. William Moeller, Haslam, Holladay and DeNiro with an award of 10,000 shares of common stock (after giving effect to the proposed 100 for 1 reverse stock split) as payment for services rendered which shares are in addition to the amount of deferred compensation that is owing. However, no stock compensation will be paid until and unless the Company closes on the Share Exchange Agreement. No other arrangements have been made with respect to future compensation. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as Board members.

Employment Agreements

         The Company does not have employment agreements with any of its officers or employees. The Company has not had sufficient funds to pay the salaries for its officers since prior to 1994. As a result, the salary obligations have been deferred until the Company has the ability to pay the amounts owed. The amount deferred at December 31, 2001 was $1,776,925. At present, no interest has been accrued on the deferred amount. The Company has, however, agreed to compensation Messrs. Keith Moeller and Scott Moeller with an award of 10,000 shares of common stock (after giving effect to the proposed 100 for 1 reverse stock split) as payment for services rendered which shares are in addition to the amount of deferred compensation that is owing. However, the stock compensation will not be paid unless the Company closes on the Share Exchange Agreement.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 22, 2002, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of March 22, 2002, the Company had 69,998,900 shares of common stock outstanding no person was known by the Company to beneficially own more than 5 percent of the Company's outstanding common stock.

   Name and Address                 Shares Beneficially     Percentage of Shares
Of Beneficial Owner(1)                     Owned             Beneficially Owned           Position
----------------------              -------------------     --------------------          --------
William D. Moeller                        100,000                     *             Chief Executive Officer

Steven J. Haslam                        1,291,000                 1.32%             Director and President

Robert J. Holladay                        197,778                     *             Director and Vice-President

John M. DeNiro(2)                             364                     *             Director, Secretary and Treasurer

Keith W. Moeller                           22,141                     *             Vice-President

Scott S. Moeller                            2,580                     *             Acting Secretary and Controller

Herschel J. Walker                             --                     *             Director

George E. Mappin                               --                     *             Director

Executive Officers and Directors        1,613,863                 2.31%
as a Group (8 persons)
--------------------------
* Less than 1%.
------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Does not include 391,500 shares of common stock that are held by various family members of Mr. DeNiro for which Mr. DeNiro disclaims beneficial ownership.

Changes in Control

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with RMI. Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for shares of the Company's common stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI will own approximately 87% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding at the closing date, (iii) the Company having no more than $10,000 in liabilities at the closing date, (iv) satisfactory completion of due diligence by the parties, (v) the Company changing its name to "American Consolidated Management Group, Inc.", (vi) the Company's shareholders having approved the transaction, and (vii) the resignation of all of the Company's officers and directors at the closing and appointment of the designees named by RMI. Messrs. Walker and Mappin, who are members of the Company's Board, also act as directors of RMI. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the shareholders of the Company.

Item 12. Certain Relationships and Related Transactions

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company owns less than one percent of the outstanding shares of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2001 the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amounts in its sole and absolute discretion under the Revolving Loan Agreement. Principal is due and payable in a single balloon payment on May 6, 2002. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company.

Item 13. Exhibits and Reports on Form 8-K

Exhibits

         Listed on page 15 hereof.

Reports on Form 8-K

         A Current Report on Form 8-K was filed on December 27, 2001. It reported an amendment to the Share Exchange Agreement under Items 7 and 9 of the report. This report was amended on the same date.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                      AMERICAN CONSOLIDATED MINING CO.
                                      (Registrant)



Date: March 28, 2002                  By  /s/ William D. Moeller
                                         ----------------------------------
                                           William D. Moeller
                                           Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                          Date
       ---------                       -----                          ----

 /s/ William D. Moeller        Chief Executive Officer          March 28, 2002
----------------------------   and Director
William D. Moeller


 /s/ Steven J. Haslam          Director and President           March 28, 2002
----------------------------
Steven J. Haslam


/s/ Robert J. Holladay         Director and Vice-President      March 28, 2002
----------------------------
Robert J. Holladay


 /s/ John M. DeNiro            Director, Secretary and          March 28, 2002
----------------------------   Treasurer
John M. DeNiro


 /s/ Scott S. Moeller          Controller, Principal Financial   March 28, 2002
----------------------------   Officer and Acting Secretary
Scott S. Moeller

                                  EXHIBIT INDEX

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT


3(i).1 Articles of Incorporation of the Company, dated November 4, 2980 (Incorporated by reference to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

3(i).2 Articles of Amendment, dated November 24, 1980 (Incorporated by reference to Exhibit 3(i).2 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

3(i).3 Articles of Amendment to the Articles of Incorporation, dated July 31, 1986 (Incorporated by reference to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

3(i).4 Amendment to the Articles of Incorporation, dated May 29, 1992 (Incorporated by reference to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB, dated December 31,
               2000)

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

                        AMERICAN CONSOLIDATED MINING CO.
                              Financial Statements
                           December 31, 2001 and 2000

                        AMERICAN CONSOLIDATED MINING CO.

                          Index to Financial Statements


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


         Statement of Cash Flows                                    F-6


         Notes to Financial Statements                              F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of American Consolidated Mining Co.

We have audited the accompanying balance sheet of American Consolidated Mining Co. as of December 31, 2001 and 2000, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Consolidated Mining Co. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

                               TANNER + CO.


Salt Lake City, Utah
February 22, 2002

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                              Balance Sheet

                                                                                               December 31,
-----------------------------------------------------------------------------------------------------------


                                                                              2001             2000
                                                                        -----------------------------------
         Assets

Current assets:
     Cash                                                               $            982 $               4
     Marketable securities                                                        16,940            29,893
                                                                        -----------------------------------

                  Total current assets                                            17,922            29,897

Property and equipment, net                                                        2,000             2,000
Other assets                                                                      10,522            10,500
                                                                        -----------------------------------

                                                                        $         30,444 $          42,397
                                                                        ===================================

-----------------------------------------------------------------------------------------------------------

         Liabilities and Shareholders' Deficit

Current liabilities:
     Payables and accrued expenses                                      $        546,025 $         536,427
     Notes payable                                                               143,409           143,409
     Related party payables                                                    1,902,061         1,906,836
                                                                        -----------------------------------

                  Total current liabilities                                    2,591,495         2,586,672
                                                                        -----------------------------------

Commitments and contingencies                                                          -                 -

Shareholders' deficit:
     Common stock, $.01 par value, 70,000,000 shares
       authorized; 69,998,900 shares issued and outstanding                      699,990           699,990
     Capital in excess of par value                                            7,323,739         7,323,739
     Accumulated other comprehensive income                                       10,268            16,549
     Accumulated deficit                                                     (10,595,048)      (10,584,553)
                                                                        -----------------------------------

                  Total shareholders' deficit                                 (2,561,051)       (2,544,275)
                                                                        -----------------------------------

                                                                        $         30,444 $          42,397
                                                                        ===================================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-3

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                    Statement of Operations

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                              2001             2000
                                                                        -----------------------------------
Revenue                                                                 $              -  $              -

General and administrative expenses                                               12,804            14,680
                                                                        -----------------------------------

Loss from operations                                                             (12,804)          (14,680)

Other income (expense):
     Interest income                                                                 432               448
     Interest expense                                                            (11,451)          (15,579)
     Gain on sale of marketable securities                                        13,328            13,327
                                                                        -----------------------------------

Loss before provision for income taxes                                           (10,495)          (16,484)

Provision for income taxes                                                             -                 -
                                                                        -----------------------------------

Net loss                                                                $        (10,495) $        (16,484)
                                                                        ===================================

Loss per share, basic and diluted                                       $           (.00) $           (.00)
                                                                        ===================================

Weighted average shares - basic and diluted                                   69,999,000        69,999,000
                                                                        ===================================

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

                                                                              AMERICAN CONSOLIDATED MINING CO.
                                                                            Statement of Shareholders' Deficit

                                                                        Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------------------------------------

                                                               Accumulated
                            Common Stock         Capital in       Other
                     --------------------------- Excess of    Comprehensive     Accumulated
                        Shares        Amount     Par Value        Income          Deficit         Total
                     ----------------------------------------------------------------------------------------
Balance at
January 1, 2000         69,998,900 $    699,990 $  7,323,739 $         24,824  $ (10,568,069) $  (2,519,517)

Comprehensive
income:

  Net loss                       -            -            -                -        (16,484)       (16,484)

  Reclassification
  adjustment on
  unrealized holding
  gain                           -            -            -           (8,275)             -         (8,275)
                                                                                              ---------------
  Total
  comprehensive loss                                                                                (24,759)
                                                                                              ---------------

                     ----------------------------------------------------------------------------------------
Balance at              69,998,000      699,990    7,323,739           16,549    (10,584,553)    (2,544,275)
December 31, 2000

Comprehensive
Income:

  Net loss                       -            -            -                -        (10,495)       (10,495)

  Unrealized holding
  gain on
investments                      -            -            -            1,989              -          1,989

  Reclassification
  adjustment on
  unrealized holding
  gain                           -            -            -          (8,270)              -         (8,270)
                                                                                              ---------------
  Total
  comprehensive
  loss                                                                                              (16,776)
                                                                                              ---------------
                     ----------------------------------------------------------------------------------------
Balance at
December 31, 2001       69,998,000 $    699,990 $  7,323,739 $         10,268  $ (10,595,048) $  (2,561,051)
                     ========================================================================================

--------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                            F-5

                                                                           AMERICAN CONSOLIDATED MINING CO.
                                                                                   Statement of Cash Flows

                                                                                   Years Ended December 31,
-----------------------------------------------------------------------------------------------------------

                                                                               2001             2000
                                                                         ----------------------------------
Cash flows from operating activities:
     Net loss                                                            $        (10,495) $       (16,484)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
         Depreciation and amortization                                                  -            1,804
         Gain on disposal of marketable securities                                (13,328)         (13,327)
         (Increase) decrease in:
              Other assets                                                            (22)           7,100
         Increase (decrease) in:
              Accounts payable and accrued expenses                                 9,598           13,617
              Related party payables                                               15,225          (12,900)
                                                                         ----------------------------------

                  Net cash provided by (used in)
                  operating activities                                                978          (20,190)
                                                                         ----------------------------------

Cash flows from investing activities-
     proceeds from sale of marketable securities                                        -           20,000
                                                                         ----------------------------------

                  Net cash provided by
                  investing activities                                                  -           20,000
                                                                         ----------------------------------

Cash flows from financing activities -                                                  -                -
                                                                         ----------------------------------

Net change in cash                                                                    978             (190)

Cash, beginning of year                                                                 4              194
                                                                         ----------------------------------

Cash, end of year                                                        $            982  $             4
                                                                         ==================================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-6

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                      December 31, 2001 and 2000
--------------------------------------------------------------------------------
1.   Organization          Organization
     and Summary of        American Consolidated Mining Co. (the Company), did
     Significant           not have ongoing operations during the years ended
     Accounting            December 31, 2001 and 2000. During this period, the
     Policies              Company has been primarily engaged in seeking a
                           potential merger opportunity with an operating company.

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

                           Costs incurred to purchase mining claims and development costs incurred on properties identified as having development potential are capitalized. Once operations at commercial levels commence, these costs are charged against operations using the units-of production method.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization          Property and Equipment - Continued
     and Summary of        In accordance with SFAS 121, the Company reviews its
     Significant           long-lived assets, including mining claims and
     Accounting            development costs, for impairment whenever events or
     Policies              changes in circumstances indicate that the carrying
     Continued             amount of the asset may not be recoverable through
                           undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of operations.

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

                           Earnings Per Common and Common Equivalent Share
                           The computation of basic earnings per common share is computed using the weighted average number of common shares outstanding during the year.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.   Organization and      Earnings Per Common and Common Equivalent Share -
     Summary of            Continued
     Significant           The computation of diluted earnings per common share
     Accounting            is based on the weighted average number of shares
     Policies              outstanding during the year plus common stock
     Continued             equivalents which would arise from the exercise of
                           stock options and warrants outstanding using the treasury stock method and the average market price per share during the year. Common stock equivalents are not included in the diluted earnings per share calculation when their effect is antidilutive.

2.   Going Concern         At December 31, 2001, the Company has a working
                           capital deficiency, a shareholders' deficit, incurred a loss for the years ended December 31, 2001 and 2000, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           The Company's ability to continue as a going concern is subject to its ability to settle its liabilities and obtain sufficient cash to fund the expenses related to the ongoing public reporting obligations and continued search for a merger partner. The Company has entered into an agreement and plan of share exchange with another company (see note 13). In relation to this transaction, the Company has entered into various preliminary agreements with creditors that provide for the settlement of liabilities through the issuance of common stock. There can be no assurance that these agreements will result in final settlement of outstanding obligations nor that the agreement and plan of share exchange will be completed.

3.   Payables
     and
     Accrued Expenses                                         December 31,
                                                            2001       2000

                           Payables and accrued expenses:

                             Trade Payables               $134,755    $136,601
                             Accrued interest              147,336     135,863
                             Advances                      217,894     217,894
                             Other accrued liabilities      46,040      46,069
                                                          $546,025    $536,427

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

                           Information related to marketable securities classified as available for sale is as follows:

                                                             Years Ended
                                                             December 31,
                                                          2001           2000
                           Cost                       $   6,672      $   13,344
                           Unrealized holding gain       10,268          16,549
                           Carrying value             $  16,940      $   29,893


                           Changes in the unrealized holding gain on marketable securities available-for-sale and reported as a separate component of stockholders' deficit are as follows:

                                                              Years Ended
                                                              December 31,
                                                        2001              2000
                           Balance, beginning of year    $  16,549    $  24,824
                           Unrealized holding gain           1,989            -
                           Decrease due to disposal of
                             marketable securities          (8,270)      (8,275)
                           Deferred income tax effect
                             related to the unrealized
                             holding gain                        -            -
                                                         $  10,268     $ 16,549

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.   Property              Property and equipment consists of the following at
     and Equipment         December 31, 2001 and 2000:

                           Land                                  $    2,000
                           Machinery and equipment                   44,216
                           Vehicles                                   2,221
                           Office equipment and fixtures             13,341
                                                                 ----------
                                                                     61,778

                            Less accumulated depreciation and
                              amortization                          (59,778)
                                                                 ----------
                                                                 $    2,000
                                                                 ==========

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


6.   Notes Payable         Notes payable are comprised of the following at
                           December 31, 2001 and 2000:

                           Unsecured note payable to an individual, with
                           interest at 8%, due on demand                           $  82,500

                           Non-interest bearing note payable to a shareholder,
                           with 8% imputed interest, secured by mining claims
                           and due on demand                                          41,159

                           Unsecured notes payable to Individuals, with interest
                           ranging from 7% to 12%, due on demand                      19,750
                                                                                   ---------
                                                                                   $ 143,409
                                                                                   =========

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.   Related Party         Payables to related parties consist of the following:
     Payables

                                                                                      2001            2000
                                                                                ------------    ------------
                           Accrued salaries and wages due to certain officers/
                           shareholders of the Company. These amounts are
                           non-interest bearing and are payable on demand         $  1,776,925    $  1,778,925

                           Unsecured non-interest bearing cash advances from
                           Clifton Mining Company. The company is a shareholder
                           of Clifton and has some common management                    93,808          96,583

                           Unsecured non-interest bearing notes payable to
                           directors of the Company, due on demand                      31,328          31,328
                                                                                  ------------    ------------
                                                                                  $  1,902,061    $  1,960,836
                                                                                  ============    ============

8.   Income                The provision for income taxes differs from the
     Taxes                 amount computed at federal statutory rates as
                           follows:

                                                                              Years Ended
                                                                              December 31,
                                                                         2001                2000
                                                                      -----------        ------------
                           Income tax benefit at statutory
                             rate                                     $     3,000        $      6,000
                           Expiration of net operating loss              (173,000)           (162,000)
                           Expiration of investment tax
                             credit                                             -             (23,000)
                           Change in valuation allowance                  170,000             179,000
                                                                      -----------        ------------
                                                                      $         -        $          -
                                                                      ===========        ============

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------
8.   Income                Deferred tax assets (liabilities) are comprised of
     Taxes                 the following:
     Continued
                                                                              Years Ended
                                                                              December 31,
                                                                         2001                2000
                                                                      -----------        ------------
                           Net operating loss carryforward            $ 3,273,000        $  3,443,000
                           Valuation allowance                         (3,273,000)         (3,443,000)
                                                                      -----------        ------------
                                                                      $         -        $          -
                                                                      ===========        ============

                           As of December 31, 2001, the Company had net operating losses of approximately $9,628,000, which begin to expire in 2002. If substantial changes in the Company's ownership should occur, would be an annual limitation of the amount of net operating loss carryforwards which could be utilized. The ultimate realization of these carryforwards is due, in part, on the tax law in effect at the time and future events which cannot be determined.


9.   Supplemental          Actual amounts paid for interest and income taxes are
     Cash Flow             as follows:
     Information

                                                                               December 31,
                                                                         2001                2000
                                                                      -----------        ------------
                           Interest                                   $         -        $      4,106
                           Income taxes                               $         -        $          -

                           During the year ended December 31, 2001, the Company settled $20,000 of accounts payable through the transfer of marketable securities with a cost basis of $6,672.

10.  Fair Value of         The Company's financial instruments consist of cash,
     Financial             marketable securities, payables, and notes payable.
     Instruments           The carrying amount of cash, marketable securities,
                           and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.  Commitments and       The Company may become subject to investigations,
     Contingencies         claims or lawsuits ensuing out of the conduct of its
                           business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.

12.  Recent                In July 2001, SFAS No. 141, "Business Combinations"
     Accounting            and SFAS No. 142, "Goodwill and Other Intangible
     Pronouncements        Assets" were issued. SFAS 142 addresses financial
                           accounting and reporting for acquired goodwill and other intangible assets. It requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001.
                           Currently, the Company has no recorded goodwill and will assess how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations in any future acquisitions.

                           The FASB recently issued FASB Statement No. 143 Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002. Currently, the Company has no tangible long-lived assets and will assess how the adoptions SFAS 143 will impact its financial position and future operations.

                           The FASB recently issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The new guidance resolves significant implementation issues related to FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Statement 144 is effective for fiscal years beginning after December 15, 2001. Management has not determined the potential impact on financial position or results of operations.

--------------------------------------------------------------------------------

                                                AMERICAN CONSOLIDATED MINING CO.
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

13.  Significant           Stock Purchase Agreement
     Agreements            The Company has entered into an agreement and plan of
                           share exchange with another company. The agreement calls for the issuance of capital stock in exchange for all of the issued and outstanding capital stock of the other company.

                           Settlement and Release Agreement
                           The Company has entered a settlement and release agreement with Clifton. The agreement calls for the transfer of mining claims and certain other assets, which carry an aggregate book value at December 31, 2001 of $0, to Clifton in exchange for the release of the Clifton obligation, which at December 31, 2001 was $93,808.

--------------------------------------------------------------------------------
                                                                            F-15