Form 10KSB/A
period 2000-12-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-04-05
CIK 891713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

                        AMERICAN CONSOLIDATED MINING CO.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Utah                                          87-0375093
  ------------------------------                          --------------------
          (State or other                                    (IRS employer
  jurisdiction of incorporation)                           identification no.)

    70 West Canyon Crest Rd., Suite D,
            Alpine, Utah 84004                           (801) 756-1414
 ----------------------------------------       -------------------------------
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

         No depletion has been taken with respect to any of the Company's mining claims. In addition, the Company has not recorded any amount in its balance sheet for mining claims or mine exploration costs as further described in Note 14 of the Company's audited financial statements.


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

         Quarter Ended                                  High           Low
         -------------                                  ----           ---
         1999
         ----
         March 31..............................         $.02          $.00
         June 30...............................         $.02          $.00
         September 30..........................         $.00          $.00
         December 31...........................         $.00          $.00

         2000
         ----
         March 31..............................         $.00          $.00
         June 30...............................         $.01          $.00
         September 30..........................         $.00          $.00
         December 31...........................         $.00          $.00

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

Restatement


         The Company has restated the accompanying financial statements to remove amounts previously recorded for mining claims and mine exploration costs. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, any capitalized costs related to mine exploration that are not supported by proven reserves, as documented in a formal reserve study, are required to be written off as impairment losses. During 1998, the Company was unable to obtain a formal reserve study to support the capitalized costs. Accordingly, the Company has revised its 1998 financial statements to record an impairment loss of $78,883 for the impairment of mining claims and mine exploration costs. Therefore, the accompanying 2000 and 1999 financial statements have been revised to remove the previously recorded costs associated with mining claims and mine exploration costs and to adjust the accumulated deficit accordingly. This adjustment did not affect the Statement of Operations or the Statement of Cash Flows for 2000 and 1999.


Plan of Operation


         The Company had $4 in cash and $2,586,672 in current liabilities as of December 31, 2000. Working capital (deficit) as of December 31, 2000 was to ($2,556,775) as compared to ($2,540,921) at December 31, 1999. The Company had no revenues in the past two fiscal years. The Company had a shareholders' deficit of ($2,544,275) at December 31, 2000 and net losses of ($16,484) and ($49,101) for the years ended December 31, 2000 and 1999, respectively. The Company has no arrangements in place that will provide it with future funding.


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

                                             AMERICAN CONSOLIDATED MINING CO.
                                             (Registrant)




Date: April 4, 2002                          By  /s/ William D. Moeller
                                                -------------------------------
                                                William D. Moeller
                                                Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

 /s/ William D. Moeller      Chief Executive Officer              April 4, 2002
-------------------------
William D. Moeller


/s/ Steven J. Haslam         Director and President               April 4, 2002
-------------------------
Steven J. Haslam


/s/ Robert J. Holladay       Director and Vice-President          April 4, 2002
-------------------------
Robert J. Holladay


/s/ John M. DeNiro           Director, Secretary and Treasurer    April 4, 2002
-------------------------
John M. DeNiro


/s/ Scott S. Moeller         Controller, Principal Financial      April 4, 2002
-------------------------    Officer and Acting Secretary
Scott S. Moeller

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