Form 10KSB/A
period 2000-12-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-05-07
CIK 891713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A
                                (Amendment No. 3)


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

Restatement


         The Company has restated the accompanying financial statements to remove amounts previously recorded for mining claims and mine exploration costs. In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, any capitalized costs related to mine exploration that are not supported by proven reserves, as documented in a formal reserve study, are required to be written off as impairment losses. During 1998, the Company was unable to obtain a formal reserve study to support the capitalized costs. Accordingly, the Company has revised its 1998 financial statements to expense as exploration costs the amount of $78,883. Therefore, the accompanying 2000 and 1999 financial statements have been revised to remove the previously recorded costs associated with mining claims and mine exploration costs and to adjust the accumulated deficit accordingly. This adjustment did not affect the Statement of Operations or the Statement of Cash Flows for 2000 and 1999.


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

                                             AMERICAN CONSOLIDATED MINING CO.
                                             (Registrant)



Date: May 2, 2002                           By  /s/ William D. Moeller
                                                -------------------------------
                                                William D. Moeller
                                                Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                      Title                            Date
      ---------                      -----                            ----

 /s/ William D. Moeller      Chief Executive Officer              May 2, 2002
-------------------------
William D. Moeller


/s/ Steven J. Haslam         Director and President               May 2, 2002
-------------------------
Steven J. Haslam


/s/ Robert J. Holladay       Director and Vice-President          May 2, 2002
-------------------------
Robert J. Holladay


/s/ John M. DeNiro           Director, Secretary and Treasurer    May 2, 2002
-------------------------
John M. DeNiro


/s/ Scott S. Moeller         Controller, Principal Financial      May 2, 2002
-------------------------    Officer and Acting Secretary
Scott S. Moeller