Form 10QSB
period 2002-03-31
AMERICAN CONSOLIDATED MINING CO
filed 2002-05-14
CIK 891713

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2002

                         Commission File Number 0-20642

                        AMERICAN CONSOLIDATED MINING CO.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Utah                                        87-0375093
---------------------------------            -----------------------------------
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


              70 West Canyon Crest Rd., Suite D, Alpine, Utah 84004
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 756-1414
                -------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 69,998,900.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        AMERICAN CONSOLIDATED MINING CO.
                                  BALANCE SHEET
                                   (Unaudited)


                                                                                     March 31,
         Assets                                                                        2002
                                                                                 ------------------
Current assets:
   Cash                                                                          $             68
   Marketable securities                                                                   57,794
                                                                                 ------------------

     Total current assets                                                                  57,862

Property and equipment:
     Net property and equipment                                                             2,000

Other assets                                                                               10,522
                                                                                 ------------------
                                                                                 $         70,384
                                                                                 ==================



              Liabilities and Shareholder's Deficit

Current liabilities:
   Accounts payable and accrued expenses                                         $        555,540
   Notes payable                                                                          165,021
   Related party payables                                                               1,906,561
                                                                                 ------------------

     Total current liabilities                                                          2,627,122
                                                                                 ------------------


Commitments and contingencies                                                                   -

Stockholder's deficit:
   Common stock, $.01 par value; 70,000,000 shares authorized,
      69,998,900 shares outstanding, respectively                                         699,990
   Additional paid-in capital                                                           7,323,739
   Accumulated other comprehensive income                                                  51,122
   Accumulated deficit                                                                (10,631,589)
                                                                                 ------------------

     Total stockholders' deficit                                                       (2,556,738)
                                                                                 ------------------

                                                                                 $         70,384
                                                                                 ==================

            See accompanying notes to condensed financial statements.

                                AMERICAN CONSOLIDATED MINING CO.
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)



                                                                       Three Months Ended
                                                              -------------------------------------
                                                                 March 31,            March 31,
                                                                    2002                2001
                                                              -----------------    ----------------
Revenue:
   Sales                                                      $             -      $            -

   General and administrative expenses                                 33,491               4,679
                                                              -----------------    ----------------

     Loss from operations                                             (33,491)             (4,679)


Other income (expense):
   Interest and other income                                              156                 120
   Interest expense                                                    (3,206)             (2,807)
                                                              -----------------    ----------------

Loss before provision for income taxes                                (36,541)             (7,366)

Provision for income taxes                                                  -                   -
                                                              -----------------    ----------------

Net loss                                                      $       (36,541)     $       (7,366)
                                                              =================    ================

Loss per share, basic and diluted                             $          (.00)     $         (.00)
                                                              =================    ================
Weighted average shares - basic and diluted
                                                                   69,999,000          69,999,000
                                                              =================    ================

            See accompanying notes to condensed financial statements.

                                AMERICAN CONSOLIDATED MINING CO.
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                      Three Months Ended
                                                                          -----------------------------------------
                                                                               March 31,               March 31,
                                                                                 2002                    2001
                                                                          ------------------      -----------------
Cash flows from operating activities:
   Net loss                                                               $          (36,541)     $          (7,366)
   Adjustments to reconcile net loss to net cash provided by (used
    in) operating activities:
     Depreciation and amortization                                                         -                      -
     Notes payable issued for services                                                21,612                      -
     (Increase) decrease in:
       Other assets                                                                        -                    (22)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                           9,515                  2,894
       Related party payables                                                          4,500                  4,500
                                                                          ------------------      -----------------

          Net cash provided by (used in)
          Operating activities                                                          (914)                     6
                                                                          ------------------      -----------------

Cash flows from investing activities:                                                      -                      -

Cash flows from financing activities:                                                      -                      -

Net (decrease) increase in cash                                                         (914)                     6

Cash, beginning of period                                                                982                      4
                                                                          ------------------      -----------------

Cash, end of the period                                                   $               68      $              10
                                                                          ==================      =================

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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the operating results that may result for the year ending December 31, 2002. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2001 Annual Report on Form 10-KSB.

(2) Basic and Diluted Net Loss Per Common Share

         As a result of the Company incurring net losses for the three months ended March 31, 2002 and 2001, both basic and diluted net loss per common share are based on the weighted average number of common shares outstanding. The Company has common no stock options or warrants outstanding at March 31, 2002.

(3) Going Concern

         At March 31, 2002, the Company has a working capital deficiency, a shareholders' deficit, incurred a loss for the period ended March 31, 2002 and 2001, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Position

         The Company had $68 in cash as of March 31, 2002 as compared to $982 at December 31, 2001. Working capital (deficit) as of March 31, 2002 was to ($2,569,260) as compared to ($2,573,573) at December 31, 2001. The Company had no revenues in the past two fiscal years or any interim period during the current fiscal year. The Company had a stockholders' deficit of ($2,556,738) at March 31, 2002 and a net loss of ($36,541) for the three months ended March 31, 2002.

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

         RMI is a marketing company that is in the development stage. As of December 31, 2001, RMI had $3,706,168 in current liabilities, $4,766,168 in total liabilities and $1,023,494 in total assets. RMI had $4,676 in sales and a net loss of ($1,779,210) for the year ended December 31, 2001.

         In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. The Company owns less than one percent of the outstanding shares of Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of March 31, 2002 the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amounts in its sole and absolute discretion under the Revolving Loan Agreement. The amounts owing were due in a single balloon payment on May 6, 2002. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company.

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

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      INDEX TO EXHIBITS

      EXHIBIT NO.                          DESCRIPTION OF EXHIBIT


         3(i).1 Articles of Incorporation of the Company, dated November 4, 1980 (Incorporated by reference to Exhibit 3(i).1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).2 Articles of Amendment, dated November 24, 1980 (Incorporated by reference to Exhibit 3(i).2 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).3 Articles of Amendment to the Articles of Incorporation, dated July 31, 1986 (Incorporated by reference to Exhibit 3(i).3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(i).4 Amendment to the Articles of Incorporation, dated May 29, 1992 (Incorporated by reference to Exhibit 3(i).4 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         3(ii) Bylaws of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

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

                                           AMERICAN CONSOLIDATED MINING CO.
                                           (Registrant)



Date: May 13, 2002                         By   /s/ William D. Moeller
                                              --------------------------------
                                              William D. Moeller
                                              Director; Chief Executive Officer





Date: May 13, 2002                         By   /s/ Scott S. Moeller
                                              -------------------------------
                                              Scott S. Moeller
                                              Principal Accounting Officer