Form 10QSB
period 2002-06-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2002-09-23
CIK 891713

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2002

                         Commission File Number 0-20642

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
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


              70 West Canyon Crest Rd., Suite D, Alpine, Utah 84004
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (801) 756-1414
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No


         State the number of shares outstanding of each of the issuer's classes of common equity, as of August 1, 2002: 1,500,000.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                  BALANCE SHEET
                                   (Unaudited)

                                                                                     June 30,
         Assets                                                                        2002
                                                                                 ----------------
Current assets:
   Cash                                                                          $          8,728
                                                                                 ----------------

     Total current assets                                                                   8,728
                                                                                 ----------------

Net property and equipment                                                                  2,000

Other assets                                                                               10,522
                                                                                 ----------------
                                                                                 $         21,250
                                                                                 ================


              Liabilities and Shareholder's Deficit

Current liabilities:
   Accounts payable and accrued expenses                                         $        546,409
   Notes payable                                                                           85,909
   Related party payables                                                               1,887,061
                                                                                 ----------------

     Total current liabilities                                                          2,519,379
                                                                                 ----------------


Commitments and contingencies                                                                -

Stockholder's deficit:
   Common stock, $.01 par value; 70,000,000 shares authorized,
      700,375 shares outstanding, respectively                                              7,004
   Additional paid-in capital                                                           8,016,725
   Accumulated deficit                                                                (10,521,858)
                                                                                 ----------------

     Total stockholders' deficit                                                       (2,498,129)
                                                                                 ----------------

                                                                                 $         21,250
                                                                                 ================


                   See accompanying notes to condensed financial statements.

                                               2

                                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                        Three Months Ended               Six Months           Six Months
                                                -----------------------------------        Ended                 Ended
                                                   June 30,           June 30,            June 30,             June 30,
                                                     2002               2001                2002                 2001
                                                --------------     --------------      --------------      ---------------
Revenue:
   Sales                                        $         -        $         -         $         -         $          -

   General and administrative expenses                  46,886              4,829              80,378                9,508
                                                --------------     --------------      --------------      ---------------

     Loss from operations                              (46,886)            (4,829)            (80,378)              (9,508)


Other income (expense):
   Interest income                                        -                    75                  56                  196
   Interest expense                                    (56,023)            (2,860)            (59,229)              (5,667)
   Gain on sale of marketable securities                41,158             13,328              41,158               13,328
   Other income                                        171,483              2,775             171,583                2,775
                                                --------------     --------------      --------------      ---------------

Income  before provision for income taxes              109,732              8,489              73,190                1,124

Provision for income taxes                                -                  -                   -                    -
                                                --------------     --------------      --------------      ---------------

Net income (loss)                               $      109,732     $        8,489      $       73,190      $         1,124
                                                ==============     ==============      ==============      ===============

Loss per share, basic and diluted               $          .16     $          .01      $          .10      $           .00
                                                ==============     ==============      ==============      ===============

Weighted average shares - basic and diluted            700,000            700,000             700,000              700,000
                                                ==============     ==============      ==============      ===============


                             See accompanying notes to condensed financial statements.

                                                         3

                                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                            STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                       Six Months Ended
                                                                          -----------------------------------------
                                                                               June 30,                June 30,
                                                                                 2002                    2001
                                                                          ------------------      -----------------
Cash flows from operating activities:
   Net income                                                             $           73,190      $           1,124
   Adjustments to reconcile net loss to net cash used in operating activities:
     Notes payable settlement                                                        (57,500)                 -
     Gain on disposal of marketable securities                                       (41,158)               (13,328)
     (Increase) decrease in:
       Other assets                                                                    -                        (22)
     Increase (decrease) in:
       Accounts payable and accrued expenses                                             384                  6,038
       Related party payables                                                        (15,000)               (13,775)
                                                                          ------------------      -----------------

          Net cash used in
          Operating activities                                                       (40,084)               (19,963)
                                                                          ------------------      -----------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                                         47,830                 20,000
                                                                          ------------------      -----------------

Cash flows from financing activities:                                                  -                      -
                                                                          ------------------      -----------------

Net (decrease) increase in cash                                                        7,746                     37

Cash, beginning of period                                                                982                      4
                                                                          ------------------      -----------------

Cash, end of the period                                                   $            8,728      $              41
                                                                          ==================      =================



                                See accompanying notes to condensed financial statements.

                                                         4

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Item 1. Condensed Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual Report on Form 10-KSB and March 31, 2002 Quarterly Report on Form 10-QSB. The results of operations for the six months ended June 30, 2002, are not necessarily indicative of the operating results that may result for the year ending December 31, 2002. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2001 Annual Report on Form 10-KSB.

(2) Basic and Diluted Net Loss Per Common Share

         Because the Company had no stock options, warrants, or other common stock equivalents outstanding during the six months ended June 30, 2002 and 2001, both basic and diluted shares are based on the weighted average number of common shares outstanding. The Company has no common stock options or warrants outstanding at June 30, 2002.

(3)  Going Concern

         At June 30, 2002, the Company has a working capital deficiency, a shareholders' deficit, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(3) Subsequent Events

         Effective July 1, 2002, the Company affected a 100 to 1 reverse stock split so that immediately after the reverse stock split the Company had a total of 700,375 shares outstanding. The share amounts in the financial statements have been retroactively restated to reflect the reverse stock split.

         On July 23, 2002, the Company authorized the issuance of approximately 136,731 shares of common stock to its creditors in consideration for the cancellation of approximately $472,980 in obligations owed to these creditors. On July 30, 2002, the Company authorized the issuance of approximately 662,894 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $2,004,523 in obligations owed to these individuals.

         The following persons resigned as officers and directors of the Company in anticipation for the closing of the Share Exchange Agreement (defined below):
Keith W. Moeller, Robert J. Holladay, Steven J. Haslam and John M. DeNiro.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $8,728 in cash as of June 30, 2002 as compared to $982 at December 31, 2001. Working capital (deficit) as of June 30, 2002 was to ($2,510,651) as compared to ($2,573,573) at December 31, 2001. The Company did not have revenues from operations, but had a gains on the sale of marketable securities of $41,148 and other income of $171,583 for the six months ended June 30, 2002. The other income resulted from the settlement of debt obligations related to certain assets previously transferred from the Company. This resulted in the Company having net income of approximately $73,190. The Company has incurred losses for the past two fiscal years. The Company had a stockholders' deficit of ($2,498,129) at June 30, 2002.

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

         In furtherance of its business plan, in July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for shares of the Company's common stock. In the event the Share Exchange Agreement is closed, the stockholders of RMI will own approximately 87% of the issued and outstanding shares of the Company immediately after the closing. The Share Exchange Agreement is subject to a number of contingencies, including, but not limited to, (i) the Company effecting a 100 to 1 reverse stock split prior to the closing, (ii) the Company having no more than 1,500,000 shares of common stock outstanding at the closing date, (iii) the Company having no more than $10,000 in liabilities at the closing date, (iv) satisfactory completion of due diligence by the parties and
(v) resignation of all of the Company's officers and directors at the closing and appointment of the designees named by RMI. Messrs. Walker and Mappin, who are members of the Company's Board, also act as directors of RMI.

         In order to satisfy the closing contingencies under the Share Exchange Agreement (i) in June 2001 the Company's shareholders ratified the Share Exchange Agreement, (ii) the Company effected a 100 to 1 reverse stock split, effective July 1, 2002, so that immediately after the reverse stock split the Company had a total of 700,375 shares outstanding, (iii) on July 23, 2002 the Company issued approximately 136,731 shares of common stock to its creditors in consideration for the cancellation of approximately $472,980 in obligations owed to these creditors, (iv) on July 30, 2002, the Company issued approximately 662,894 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $2,004,523 in obligations owed to these people and (v) the following persons resigned as officers and directors of the Company in anticipation for the closing: Keith W. Moeller, Robert J. Holladay, Steven J. Haslam and John M. DeNiro. The Company's liabilities are currently in excess of $10,000. The Company and RMI are working to satisfactorily complete the remaining closing contingencies under the Share Exchange Agreement and expect a closing in August. There can be no assurance that such contingencies will be satisfied, that the Share Exchange Agreement will be closed, that RMI's business operations will prove successful or that the transaction will prove to be favorable for the shareholders of the Company.

         RMI is a marketing company that is in the development stage. As of December 31, 2001, RMI had $3,706,168 in current liabilities, $4,766,168 in total liabilities and $1,023,494 in total assets. RMI had $4,676 in sales and a net loss of ($1,779,210) for the year ended December 31, 2001.

         As of June 30, 2002, the principal amount of $93,808 was owing under a Revolving Loan Agreement to Clifton Mining Company. The amounts owing were due in a single balloon payment on May 6, 2002. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company. There can be no assurance that the parties will reach agreement regarding the settlement of this obligation.

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


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         On July 23, 2002, the Company entered into settlement agreements with some of the Company's creditors whereby 136,731 shares of the Company's common stock were issued to sophisticated and accredited creditors of the Company in consideration for the cancellation of approximately $472,980 in principal and interest owing to these creditors. The sale of these securities were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with this offering.

Item 3.  Defaults Upon Senior Securities.

         As of June 30, 2002, the principal amount of $93,808 was owing under a Revolving Loan Agreement to Clifton Mining Company. The amounts owing were due in a single balloon payment on May 6, 2002 and the Company does not have the funds to cure the default. The Company and Clifton Mining Company are discussing the possibility of the Company transferring to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company currently owns that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets. In consideration therefore, Clifton Mining Company would forgive the Company from all amounts owing to Clifton Mining Company. There can be no assurance that the parties will reach agreement regarding the settlement of this obligation.

Item 4.  Submission of Matters to Vote of Securityholders.

         The Company held an annual meeting of shareholders on June 12, 2002. A total of 69,998,900 shares of the common stock of the Company were entitled to vote at the meeting. Of the 69,998,900 shares of common stock of the Company entitled to vote, 47,272,440 were present in person or by proxy at the meeting constituting a quorum for the transaction of all business considered at the meeting.

         At the meeting the shareholders elected directors. The following persons received the following number of votes for director:

                                                   Number of votes
                                      ------------------------------------------
                  Name                     FOR             AUTHORITY WITHHELD
                  ----                     ---             ------------------
             John M. DeNiro             43,859,415              3,413,025
             Steven J. Haslam           43,859,965              3,412,475
             Robert J. Holladay         43,859,715              3,412,725
             William D. Moeller         43,860,265              3,412,175
             Herschel J. Walker         39,110,915              8,161,525
             George E. Mappin           39,109,665              8,162,775

         The shareholders also considered a proposal to approve the Agreement and Plan of Share Exchange. The proposals was approved by a vote of 38,820,862 shares in favor, 7,390,475 against and 1,061,103 shares abstained.

         The shareholders then considered a proposal to approve an amendment to and restatement of the Company's Articles of Incorporation to effect a 1 for 100 reverse stock split of all currently outstanding shares of common stock. The proposal was approved by a vote of 38,588,579 shares in favor, 7,532,625 shares against and and 1,151,236 shares abstained.

         Finally, the shareholders considered a proposal to approve an amendment to and restatement of the Company's Articles of Incorporation to change the Company's name to American Consolidated Management Group, Inc. The proposal was approved by a vote of 39,065,473 shares in favor, 2,511,081 shares against and 5,695,886 shares abstained.

Item 5.  Other Information.

         Effective July 1, 2002, the Company affected a 100 to 1 reverse stock split so that immediately after the reverse stock split the Company had a total of 700,375 shares outstanding. The share amounts in the financial statements have been retroactively restated to reflect the reverse stock split.

         On July 23, 2002, the Company authorized the issuance of approximately 136,731 shares of common stock to its creditors in consideration for the cancellation of approximately $472,980 in obligations owed to these creditors. On July 30, 2002, the Company authorized the issuance of approximately 662,894 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $2,004,523 in obligations owed to these individuals.

         The following persons resigned as officers and directors of the Company in anticipation for the closing of the Share Exchange Agreement: Keith W. Moeller, Robert J. Holladay, Steven J. Haslam and John M. DeNiro.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

     EXHIBIT NO.                 DESCRIPTION OF EXHIBIT


         3.1 Articles of Restatement of Articles of Incorporation of the Company, dated June 14, 2002.

         3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3(i) of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

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

         10.3 Revolving Loan Agreement, by and between the Company and Clifton Mining Company, dated May 6, 1998 (Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         99.1     Certification of William D. Moeller pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2     Certification of Scott S. Moeller pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K:

         On June 24, 2002, the Company filed a Current Report on Form 8-K, dated June 12, 2002, disclosing under Item 5 the actions taken by shareholders at the annual shareholder meeting, including information relating to the name change and reverse stock split.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: August 16, 2002               By       /s/ William D. Moeller
                                       ----------------------------
                                       William D. Moeller
                                       Director; Chief Executive Officer





Date: August 16, 2002               By       /s/ Scott S. Moeller
                                       --------------------------
                                       Scott S. Moeller
                                       Principal Accounting Officer