Form 10QSB
period 2002-09-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2002-12-30
CIK 891713

                                  FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                            ----------------------

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 2002

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
  incorporation or organization)

                714 Fairview Road, Greer, South Carolina 29651
             ----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (864) 848-1900
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

                                [X] Yes [ ] No

       State the number of shares outstanding of each of the issuer's classes of common equity, as of November 15, 2002: 11,475,652.

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS

                                          September 30,       December 31,
                                              2002               2001
                                         --------------      -------------

Current assets:
   Cash                                  $        1,008                982
   Marketable Securities                              -             16,940
   Note receivable                               15,000                  -
                                         --------------      -------------
     Total current assets                        16,008             17,922
                                         --------------      -------------

Net property and equipment                        1,505              2,000
Intangible, net                                 644,363             10,522
                                         --------------      -------------
       Total assets                      $      661,876      $      30,444
                                         ==============      =============

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable & accrued expenses      $      164,297      $     546,025
Notes payable                                 5,122,220            143,409
   Related party payables                       473,000          1,902,061
                                         --------------      -------------

     Total current liabilities                5,759,517          2,591,495
                                         --------------      -------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
   Common stock, $.01 par value;
   70,000,000 shares authorized,
   11,475,653 and 700,375 shares
   outstanding, respectively                    114,757              7,000
   Additional paid-in capital                   204,454          8,016,729
   Accumulated other comprehensive income             -             10,268
   Accumulated deficit                       (5,416,852)       (10,595,048)
                                         --------------      -------------
     Total stockholders' deficit             (5,097,641)        (2,561,051)
                                         --------------      -------------

       Total liabilities and
       stockholders' deficit             $      661,876      $      30,444
                                         ==============      =============

           See accompanying notes to condensed financial statements.

                                       2

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended               Nine Months Ended
                                  -----------------------------     -----------------------------
                                  September 30,   September 30,     September 30,   September 30,
                                      2002             2001             2002            2001
                                  ------------    -------------     -------------   -------------
Revenue:
   Sales                          $          -    $           -     $           -   $           -

   General and administrative
       expenses                        132,627            4,613           213,005          14,120
                                  ------------    -------------     -------------   -------------
     Loss from operations             (132,627)          (4,613)         (213,005)        (14,120)

Other income (expense):
   Interest income                           -              154                56             350
   Interest expense                          -           (2,892)          (59,229)         (8,559)
   Gain on sale of marketable
       securities                            -                -            41,158          13,328
   Gain on extinguishment of debt
       And other liabilities                 -                -           171,583               -
   Other income                              -            1,865                 -           4,640
                                  ------------    -------------     -------------   -------------

Income(loss) before provision for
   income taxes                       (132,627)          (5,486)          (59,437)         (4,361)

Provision for income taxes                   -                -                 -               -
                                  ------------    -------------     -------------   -------------

Net income (loss)                 $   (132,627)   $      (5,486)    $     (59,437)  $      (4,361)
                                  ============    =============     =============   =============

Earnings (loss) per share, basic
   and diluted                    $       (.01)   $           -     $        (.01)  $           -
                                  ============    =============     =============   =============

Weighted average shares -
   basic and diluted                11,233,625       10,675,652        10,863,687      10,675,652
                                  ============    =============     =============   =============

           See accompanying notes to condensed financial statements.

                                       3

                       AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                 STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                   Nine Months Ended
                                                          -----------------------------------
                                                           September 30,        September 30,
                                                              2002                 2001
                                                          --------------       --------------

Cash flows from operating activities:
   Net loss                                               $      (59,437)      $       (4,361)
   Adjustments to reconcile net income(loss) to net cash
      used in operating activities:
     Gain on extinguishment of debt and other liabilities       (171,583)                   -
     Gain on sale of marketable securities                       (41,158)             (13,328)
     (Increase) decrease in:
       Other assets                                                    -                  (22)
     Increase (decrease) in:
       Accounts payable and accrued expenses                     223,374                7,138
       Related party payables                                          -               (9,275)
                                                          --------------       --------------

          Net cash used in
          operating activities                                   (48,804)             (19,848)
                                                          --------------       --------------

Cash flows from investing activities:
   Proceeds from sale of marketable securities                    47,830               20,000
   Acquisition of cash in reverse acquisition                      1,000                    -
                                                          --------------       --------------
          Net cash provided by investing activities               48,830               20,000
                                                          --------------       --------------

Net increase in cash                                                  26                  152

Cash, beginning of period                                            982                    4
                                                          --------------       --------------

Cash, end of the period                                   $        1,008       $          156
                                                          ==============       ==============
See Footnote 1 for discussion of non-monetary
transactions.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2001 Annual
Report on Form 10-KSB and June 30, 2002 Quarterly Report on Form 10-QSB. The
results of operations for the nine months ended September 30, 2002, are not necessarily indicative of the operating results that may result for the year ending December 31, 2002. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31,
2001 Annual Report on Form 10-KSB.

Effective September 13, 2002, as a result of the Share Exchange agreement entered into in July 2001 between Renaissance Man, Inc., a Texas corporation
("RMI") and American Consolidated Mining Company, Inc., the Company changed it's name from American Consolidated Mining Company, Inc. to American
Consolidated Management Group, Inc.

The Statement of Operations for the nine-month and three-month periods ended
September 30, 2002 include the historical operations of the Company through
September 13, 2002, the date of the recapitalization of the Company.  The activity of RMI before the recapitalization is not presented in these financial statements.

(1) Basic and Diluted Net Loss Per Common Share

Because the Company had no stock options, warrants, or other common stock equivalents outstanding during the nine months ended September 30, 2002 and
2001, both basic and diluted shares are based on the weighted average number of common shares outstanding. The Company has no common stock options or warrants outstanding at September 30, 2002.

Effective July 1, 2002, the Company affected a 100 to 1 reverse stock split so that immediately after the reverse stock split the Company had a total of
700,375 shares outstanding. The share amounts in the financial statements have been retroactively restated to reflect the reverse stock split.

On July 23, 2002, the Company authorized the issuance of 136,731 shares of common stock to its creditors in consideration for the cancellation of approximately $473,000 in obligations owed to these creditors.

On July 30, 2002, the Company authorized the issuance of 662,894 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $2,005,000 in obligations owed to these individuals.

On September 13, 2002, the Company effected a share exchange in accordance with an agreement entered into in July 2001.  The Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with RMI. Under the
Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for shares of the Company's common stock. To effect the share exchange, the Company issued 9,975,652 shares to the shareholders of RMI stock.  As a result of the share exchange, the shareholder of RMI became the controlling shareholders for the Company.  The share amounts in the financial statements have been retroactively restated to reflect the share exchange transaction.

(2)  Going Concern

At September 30, 2002, the Company has a working capital deficiency, a shareholders' deficit, and has significant liabilities. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company's ability to continue as a going concern is subject to its ability to settle its liabilities and obtain sufficient cash to fund the expenses related to the ongoing public reporting obligations. There can be no assurance that the Company will be able to enter into operations or sale assets to obtain sufficient cash to settle its obligations.

(3)  Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income.  Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component in the equity section of the balance sheet.  Such items, along with net income, are considered components of comprehensive income.  The accounting principles do not require per share amounts of comprehensive income to be disclosed.  The information that follows reconciles net income (loss) to comprehensive income.

                                            Three-months ended
                                               September 30
                                               ------------
                                           2002           2001
                                           ----           ----
Net loss                                $ (132,627)    $   (5,486)
Net unrealized gain (loss) on
   Available for sale securities                 -              -
Reclassification adjustments                     -              -
                                        ----------     ----------
Comprehensive loss                      $ (132,627)    $   (5,486)
                                        ==========     ==========

                                             Nine-months ended
                                               September 30
                                               ------------
                                           2002           2001
                                           ----           ----
Net loss                                $  (59,437)    $   (4,361)
Net unrealized gain (loss) on
   Available for sale securities                 -         12,029
Reclassification adjustments               (10,628)       (13,328)
                                        ----------     ----------
Comprehensive loss                      $  (70,065)    $   (5,660)
                                        ==========     ==========

------------------------------------------------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The Discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

The Company had $1,008 in cash as of September 30, 2002 as compared to $982 at
December 31, 2001. Working capital (deficit) as of September 30, 2002 was to
$5,743,509) as compared to ($2,573,573) at December 31, 2001. The Company did
not have revenues from operations, but had a gain on the sale of marketable securities of $41,148 and other income of $122,445 for the nine months ended
September 30, 2002. The other income resulted from the settlement of debt obligations related to certain assets previously transferred from the Company.
This resulted in the Company having net loss of approximately $108,575 for the nine-months ended September 30, 2002. The Company has incurred losses for the past two fiscal years. The Company had a stockholders' deficit of ($5,097,641)
at September 30, 2002.

The Share Exchange transaction that closed on September 13, 2002 was treated as a recapitalization for accounting purposes.  In this transaction, the accumulated deficit and negative working capital from Renaissance Man Inc. (the accounting "acquirer") is presented as of September 30, 2002.  On December 31,
2001, the negative working capital and accumulated deficit were those of
American Consolidated Mining Company, Inc.  The transaction resulted in the
Company assuming a larger working capital deficit and stockholders' deficit.

Plan of Operation

The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-
term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

In furtherance of its business plan, in July 2001, the Company entered into an
Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with RMI.
RMI was a marketing company that was in the development stage. The primary asset of RMI at the date of the Share Exchange was rights to a formula to produce and market a sports drink.  No specific business plan has been written and agreed upon at this time to leverage the asset into a revenue producing activity.

The Company does not have sufficient funding to meet its short term cash needs.
Management has expressed an intent that to the extent necessary the Company will seek to raise additional funds through the sale of equity securities or by borrowing funds from a related party until a suitable business venture can be completed. There are no arrangements in place whereby the Company could sell equity securities. The Company has access to a line-of-credit provided by
Associated Receivables Funding, Inc. ("Funding"), a company related via common stock ownership.  The line-of-credit does not have specific terms and conditions and access is limited to the willingness of Funding to provide additional financing.  There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds.

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

Item 3.  Controls and Procedures.

The Company's Chief Executive Officer and Directors in conjunction with its
Principal Accounting Officer evaluated the Company's disclosure controls and procedures within 90 days of this quarterly report.  Based upon this evaluation, the Company's Chief Executive Officer, Directors and its Principal
Accounting Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities &
Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect internal controls subsequent to the evaluation date.

                         PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities.

On July 23, 2002, the Company entered into settlement agreements with some of the Company's creditors whereby 136,731 shares of the Company's common stock were issued to sophisticated and accredited creditors of the Company in consideration for the cancellation of approximately $473,000 in principal and interest owing to these creditors. The sale of these securities were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933.
The Company did not use an underwriter in connection with this offering.

On July 30, 2002, the Company entered into settlement agreements with the
Company's consultants, directors, and employees whereby 662,894 shares of the
Company's common stock were issued to sophisticated and accredited creditors of the Company in consideration for the cancellation of approximately $2,004,523 in amounts owing to these creditors for services previously rendered and recognized in the financial statements. The sale of these securities were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of
1933 and pursuant to Regulations D as promulgated under the Securities Act of
1933. The Company did not use an underwriter in connection with this offering.

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to Vote of Security holders.

None

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

The Company changed its name effective September 13, 2002 to American
Consolidated Management Group, Inc.

The Company cured its debt default with Clifton Mining Company in the principal amount of $93,808 under a revolving loan agreement by transferring to Clifton eight patented mining claims that were owned by the Company on 133 acres in
Tooele County, Utah and other assets.

Item 6.  Exhibits and Reports on Form 8-K.

(a)
                               INDEX TO EXHIBITS

       EXHIBIT NO.               DESCRIPTION OF EXHIBITS
       -----------               ----------------------------------------------
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

       99.1                      Certification of Herschel Walker pursuant to
                                 18 U.S.C. Section 1350, as adopted pursuant to
                                 Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2                      Certification of George E. Mappin pursuant to
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

                                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                  (Registrant)

Date: December 16, 2002           By /s/ Herschel J. Walker
                                  ---------------------------------
                                  Herschel J. Walker
                                  Director; Chief Executive Officer

Date: December 16, 2002           By /s/ George E. Mappin
                                  ---------------------------------
                                  George E. Mappin
                                  Principal Accounting Officer

                 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                     AS ADOPTED PURSUANT TO ss.906 OF THE
                          SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of American Consolidated
Management Group, Inc., a Utah corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Herschel J. Walker, Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

             (1)    The report fully complies with the requirements of section
                    13(a) or 15(d) of the Securities Exchange Act of 1934; and

             (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By  /s/ Herschel J. Walker
                                              ---------------------------------
                                              Herschel J. Walker
                                              Chief Executive Officer

                 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                     AS ADOPTED PURSUANT TO ss.906 OF THE
                          SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of American Consolidated
Management Group, Inc., a Utah corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, George E. Mappin, Principal
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

             (1)    The report fully complies with the requirements of section
                    13(a) or 15(d) of the Securities Exchange Act of 1934; and

             (2)    The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                              By /s/ George E. Mappin
                                              ---------------------------------
                                              George E. Mappin
                                              Principal Accounting Officer

                 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                     AS ADOPTED PURSUANT TO ss.302 OF THE
                          SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of American Consolidated
Management Group, Inc., a Utah corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, Herschel J. Walker, Chief
Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

             (1)    I have reviewed the quarterly report on Form 10-QSB of
American Consolidated Management Group, Inc.;

             (2)    Based on my knowledge, this quarterly report does not
contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             (3)    Based on my knowledge, the financial statements and other
financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             (4)    The Registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and
have:

             (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c)    presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             (5)    The Registrant's other certifying officers and I have
disclosed, based upon our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing equivalent functions):

             (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             (b)    any fraud, whether or not material, that involves
management or other employees who have a significant role in the Registrant's internal controls; and

             (6)    The Registrant's other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By /s/ Herschel J. Walker
                                              ---------------------------------
                                              Herschel J. Walker
                                              Chief Executive Officer

                 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350,
                     AS ADOPTED PURSUANT TO ss.302 OF THE
                          SARBANES-OXLEY ACT OF 2002

       In connection with the Quarterly Report of American Consolidated
Management Group, Inc., a Utah corporation (the "Company"), on Form 10-QSB for the period ended September 30, 2002, as filed with the Securities and Exchange
Commission on the date hereof (the "Report"), I, George E. Mappin, Principal
Accounting Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

             (1)    I have reviewed the quarterly report on Form 10-QSB of
American Consolidated Management Group, Inc.;

             (2)    Based on my knowledge, this quarterly report does not
contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

             (3)    Based on my knowledge, the financial statements and other
financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

             (4)    The Registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and
have:

             (a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             (b)    evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             (c)    presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

             (5)    The Registrant's other certifying officers and I have
disclosed, based upon our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's Board of Directors (or persons performing equivalent functions):

             (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

             (b)    any fraud, whether or not material, that involves
management or other employees who have a significant role in the Registrant's internal controls; and

             (6)    The Registrant's other certifying officers and I have
indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              By /s/ George E. Mappin
                                              ---------------------------------
                                              George E. Mappin
                                              Principal Accounting Officer