Form 10KSB
period 2002-12-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-02-19
CIK 891713

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2002

                             Commission file number
                                     0-20642

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
             (Exact name of registrant as specified in its charter)


                    Utah                                  87-0375093
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation) (IRS employer identification no.)

   714 Fairview Rd.,
    Greer, South Carolina 29651                         (864) 848-1900
----------------------------------------       --------------------------------
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

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company based upon the closing price of the common stock as of the close of business on December 31, 2003 was approximately $0.85.

        Shares outstanding of the registrant's common stock as of December 31, 2003: 11,925,652.

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2002


                                     PART I

Item 1.    Description of Business ..........................................2
Item 2.    Description of Property ..........................................6
Item 3.    Legal Proceedings ................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ..............7

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters .........7
Item 6.    Management's Discussion and Analysis or Plan of Operation ........8
Item 7.    Financial Statements ............................................10
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .......................................10

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act ..............10
Item 10.   Executive Compensation ..........................................11
Item 11.   Security Ownership of Certain Beneficial Owners and Management ..12
Item 12.   Certain Relationships and Related Transactions ..................13
Item 13.   Exhibits and Reports on Form 8-K ................................13

                                     PART I

                          FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 1O-KSB CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH THE ASTERISK (*) SYMBOL. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THATMAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

       American Consolidated Mining Co. (the "Company" or "Registrant" or "ACMI") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

       From inception through 1994, the Company was engaged in the mining business. The Company's efforts in the mining business were unsuccessful and from 1994 to date the Company has had no mining or other current business operations.

       On June 3, 1993, Clifton Mining Company ("Clifton") was incorporated under the laws of the State of Utah. Upon formation, Clifton issued to the Company common stock and preferred stock, which represented all of the issued and outstanding equity securities of Clifton. In consideration for the Clifton securities, the Company transfered to Clifton various patented and unpatented mining claims located in Tooele County, Clifton Mining District, Utah (the "Clifton Claims"). The Clifton Claims consist of approximately one square mile of mining property located about nine miles southeast of the townsite of Goldhill, State of Utah. Since 1993 the Company has transferred a substantial number of its Clifton shares to various parties in consideration of lien cancellations, repayment of Company debt and payment of other Company obligations.

       The Company defaulted in the payment of certain amounts owed to a creditor which amounts were secured by approximately twenty patented and eighty-five unpatented mining claims. In 1998, the creditor foreclosed on the mining claims, leaving the Company with only the eight patented mining claims that it held in the Clifton Mining District.

       In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement) with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMI stock. The stockholders of RMI immediately owned approximately 88% of the issued and outstanding shares of the Company. The Share Exchange Agreement closed on September 13, 2002.

       On July 23, 2002, the Company entered into settlement agreements with some of the Company's creditors whereby 136,731 shares of the Company's common stock were issued to creditors of the Company in consideration for the cancellation of approximately $473,000 in principal and interest owing to these creditors. The sale of these securities were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with this offering.

       On July 30, 2002, the Company entered into settlement agreements with the Company's consultants, directors, and employees whereby 662,894 shares of the Company's common stock were issued to sophisticated and accredited creditors of the Company in consideration for the cancellation of $2,004,523 in amounts owing to these creditors for services previously rendered and recognized in the financial statements. The sale of these securities were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with this offering.

       In September, 2002, the Company issued 350,000 shares of stock to William Moeller and 100,000 shares of stock to Scott Moeller as a closing bonus in recognition of their efforts in consummating the Share Exchange with RMI. William Moeller is an officer and director of the Company.

       On November 18, 2003, the Company entered into a settlement agreement with a funding company with which it had a financing contract which it had assumed from RMI. The funding company is owned by shareholders of the Company. The agreement reduces the related party payable after certain contingencies are met by $2,750,000, and if all contingencies are met reduces the payable to $0.

       The Company has a working capital deficiency, an accumulated deficit incurred an operating loss, and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

       The Company had negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology ("trade secret technology") developed, but not yet patented. The Company that would grant the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other food and beverage products. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

       The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from capital and credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow.

SALES, MARKETING AND DISTRIBUTION

       The Company intends to market the technology to the food and beverage industry, enabling the nutritional enhancement of literally thousands of products. There is no guarantee that the Company will be successful in this venture and its failure could have a material adverse effect on the Company.

GOVERNMENTAL REGULATION AND INDUSTRY STANDARDS

       The Company's products, and contemplated products must comply with a variety of regulations and standards including regulations and standards set by the United States Food & Drug Administration and the United States Department of Agriculture. If the Company enters international markets, the Company will be required to comply with whatever governmental regulations and industry standards exist in those markets. Additional legislative or regulatory changes are possible. A failure by the Company to comply with existing regulations and standards or to adapt to new regulations and standards could have a material adverse effect on the Company's business and operating results.

COMPETITION

       The Company believes that it does not currently have any competition with a product the same as the trade secret technology.

       The Company expects that to the extent the market for any of its products develops, competition will intensify and new competitors will enter the market. There can be no assurance that the Company will be able to compete successfully against existing and new competitors as the market for its products evolves and the level of competition increases. A failure to compete successfully against existing and new competitors would have a materially adverse effect upon its business and results of operations.

RISK FACTORS

       An investment in the Company's Common Stock involves risks, and you should consider these risks before making a decision to invest in the Company's Common Stock. PROSPECTIVE PURCHASERS OF THE COMPANY'S COMMON STOCK MUST BE PREPARED FOR THE POSSIBLE LOSS OF THEIR ENTIRE INVESTMENT. The order in which the following risks factors are presented is arbitrary, and you should not conclude, because of the order of presentation, that one risk- factor is more significant than another risk factor.

THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" EMPHASIS OF A MATTER IN THEIR REPORT ON THE COMPANY'S 2002 AUDITED FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT. BECAUSE OF THE COMPANY'S FINANCIAL CONDITION AND ITS BUSINESS PLANS, ITS FINANCIAL STATEMENTS DISCLOSE THAT THERE IS SUBSTANTIAL DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN AND ACCORDINGLY ITS BUSINESS HAS A HIGH RISK OF FAILURE

       The Company is currently researching and developing new products and enhancements to existing products using the trade secret technology. Due to its present financial condition and its business plans, there is substantial doubt as to its ability to continue as a going concern. To date, the trade secret technology product line has not provided significant contributions to its revenues and initial sales are projected to be highly concentrated in one or two customers. The success of the Company's business operations will depend upon its ability to obtain further financing until such time, if ever, as there is favorable market acceptance for its trade secret technology products. It is not possible for the Company to predict with assurance the outcome of these matters. If the Company is unable to obtain further financing for and profitable operations from its trade secret technology products, then its business will fail.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, MOREOVER, THERE IS NO ASSURANCE OF FUTURE PROFITABILITY

       The Company commenced operations in July, 2002 and to date is engaged primarily in research and development. Accordingly, the Company has a limited operating history, and faces all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended December 31, 2002 and 2001, the Company incurred net losses of $2,086,005 and $10,495 respectively. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company also expects to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period.

IF THE COMPANY IS UNABLE TO MARKET ITS TRADE SECRET TECHNOLOGY PRODUCTS AND ACHIEVE INDUSTRY ACCEPTANCE QUICKLY, IT COULD LOSE EXISTING AND POTENTIAL CUSTOMERS AND ITS SALES WOULD POTENTIALLY DECREASE

       The Company's trade secret technology products play a significant role in its plans for future growth.

       The Company needs to market its trade secret technology products on a timely basis to keep pace with technological developments, emerging industry standards, and the anticipated needs of its customers. The Company intends to extend the offerings of its product through the food service industry. However, it may experience difficulties in marketing these new products, and its inability to timely and cost-effectively introduce them and future enhancements, or the failure of these new products or enhancements to achieve market acceptance, could seriously harm its business. The introduction of competing products that employ new technologies and emerging industry standards could render its products and services obsolete and unmarketable or shorten the life cycles of its products and services. The emergence of new industry standards might require the Company to redesign its products. If its products are not in compliance with industry standards that become widespread, the Company's customers and potential customers may not purchase its products.

THE COMPANY MAY BE UNABLE TO GENERATE THE CAPITAL NECESSARY TO SUPPORT ITS PLANNED LEVEL OF RESEARCH AND DEVELOPMENT ACTIVITIES OR TO MANUFACTURE AND MARKET ITS PRODUCTS

       The trade secret technology will need to attain favorable market acceptance in order for the Company to be able to continue its research and development activities and to fund operating expenses at current levels. Regardless, the success of its business operations will depend upon its ability to obtain further financing until such time, if ever, as there is favorable market acceptance for its trade secret technology products. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of its business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to the Company. If the Company is unable to raise additional financing, it will have to significantly reduce its spending, delay or cancel planned activities or substantially change its current corporate structure. In such an event, the Company intends to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on its business, results of operations, and prospects, resulting in a possible failure of the Company.

THE COMPANY'S PRODUCTS MAY NOT COMPLY WITH GOVERNMENT REGULATIONS AND INDUSTRY STANDARDS

       The Company's products must comply with a variety of regulations and standards. These include regulations and standards set by the United States Food & Drug Administration and the United States Department of Agriculture. The trade secret technology and its application to food products have already been approved by the United States Food and Drug Administration for labeling. If its business expands into international markets, it will be required to comply with whatever governmental regulations and industry standards exist in those markets. Additional legislative or regulatory changes are possible. If it fails to comply with existing regulations and standards or to adapt to new regulations and standards, the business and operating results could be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

       The Company's principal executive offices are located at 714 Fairview Road, Greer, South Carolina 29651. It has not invested in real property at this time nor does it intend to do so, except for Company facilities such as manufacturing plant(s), warehouse(s) and office space.

       The Company had owned eight patented mining claims located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of unimproved property. During 2002, the Company transferred these mining claims to creditors in exchange for the release of preexisting obligations.

       The Company had negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology ("trade secret technology") developed, but not yet patented. The company that would by grant the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States for food products. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other foods and beverages. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer. The Company intends to market the trade secret technology and its products to the food service industry.

       The Company currently employs three management officers who work for the Company on a part time basis. The Company's CEO, President, Vice-President, Secretary and acting Treasurer and controller spend approximately 5%, 5% and 5% percent of their time, respectively, working for the Company. The Company has no other employees. The Company presently maintains its business office at 714 Fairview Road, Greer, South Carolina 29651.

ITEM 3. LEGAL PROCEEDINGS

       The Company is named as a Defendant in a lawsuit initiated in the Court of Common Pleas in Greenville County, South Carolina by JWT Specialized Communications, Inc. The Company is a party as a result of its acquisition of Renaissance Man, Inc. ("RMI"), which closed in September, 2002. The suit alleges that advertising services were performed by JWT for RMI and payment was not received for the same. The Company has answered the lawsuit and believes that the damages sought are excessive. The Company is engaged in settlement negotiations, and local Court rules mandate mediation and/or arbitration which, the Company is hopeful, will facilitate a cost effective resolution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       The Company's common stock (the "Common Stock") is quoted on the NASD Over-the-Counter market under the symbol "ACMI." The following table sets forth the high and low bid information of the Common Stock for the periods indicated which information was obtained from America Online and its information service providers. It should be understood that such over- the counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

     Quarter Ended                                  High           Low
     -------------                                  ----           ---
     2001
     ----
     March 31..............................         $.00          $.00
     June 30...............................         $.00          $.00
     September 30..........................         $.00          $.00
     December 31...........................         $.06          $.00

     2002
     ----
     March 31..............................         $.02          $.01
     June 30...............................         $.03          $.01
     September 30..........................        $3.00         $1.90
     December 31...........................        $3.00         $1.80

HOLDERS

       As of December 31, 2002, there were approximately 2,377 holders of record of the Company's common stock.

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

CRITICAL ACCOUNTING POLICIES

       The Company's accounting policies are discussed in Note 2 to the Financial Statements. Of these significant accounting policies, the Company considers its policies regarding the Valuation allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SAFS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

       The Company has determined at this time that net operating losses generated prior to the change in control (in 2002) are unusable by the Company. The Company also believes it is more likely than not that net operating loss carry/forwards generated since the change in control will not be able to be used due to recurrent operating losses and the Company has provided a full valuation allowance for these amounts.

TAX INFORMATION

       The analysis of available evidence is performed on an ongoing basis. Adjustments to the valuation allowance are made accordingly. Were the Company to become profitable before its net operating losses expire or are otherwise lost, it would be able to utilize them to offset future taxable income, reducing its income tax expense and increasing its net earnings, and the Company would be able to record a net deferred tax asset on its balance sheet. There can be no assurance that the Company will become profitable or that it will be able to utilize any of its net operating losses. If the Company does become profitable and utilize its net operating losses, any recordable deferred tax asset could be substantially different from the December 31, 2001 and December 31, 2002 amounts set forth in the following paragraph.

Plan of Operation

       The Company had $1,008 in cash and $6,250,162 in current liabilities as of December 31, 2002. Working capital (deficit) as of December 31, 2002 was ($6,234,154) as compared to ($2,561,051) at December 31, 2001 The Company had no revenues in the past two fiscal years. The Company had a shareholders' deficit of ($6,234,154) at December 31, 2002 and net losses of ($1,073,505) and ($10,495) for the years ended December 31, 2002 and 2001, respectively.

       The Company had negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology ("trade secret technology") developed, but not yet patented. The company that would grant the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other food and beverage products. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

       The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from capital and credit sources, which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow.

       In order to develop and market the trade secret technology, the Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Other than as disclosed on Form 8-K filed on October 14, 2003, the Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.
    ------------------------------------------------

       The Company's chief executive officer and its chief financial officer, after evaluating its "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act') Rules 13a-15(e) and 15-d-15(e)) have concluded that as of the end of the period covered by this Annual Report on Form 10KSB, its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(B) CHANGES IN INTERNAL CONTROLS.
    ----------------------------

       There were no changes in the Company's internal controls, its financial reporting or in other factors that occurred during the period covered by this Annual Report on Form 10-KSB that could significantly affect its internal controls over financial reporting, nor were there any significant deficiencies or material weaknesses in its internal controls over financial reporting. As a result, no corrective actions were required or undertaken.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

       Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2002:

                                                                    With Company
         Name          Age              Position                        Since
         ----          ---              --------                        -----

Herschel J. Walker     39         Director, Chief Executive Officer     2001
                                    and President

William D. Moeller     64         Director and Vice President           1981

George E. Mappin       53         Director, Secretary and Acting        2001
                                    Treasurer, Controller and CFO

---------------

       Herschel J. Walker. Mr. Walker was appointed to the Company's Board in 2001. From 2000 to present Mr. Walker has acted as the Chairman of Renaissance Man, Inc., a Texas corporation ("RMI"). Mr. Walker has been actively involved with RMI as a shareholder and director since its creation in 1997. His principal occupation for the past five years has been serving as an officer and director of RMI and now the Company. Mr. Walker attended the University of Georgia and enjoyed an extremely successful career as a professional football player. Mr. Walker is currently a member of HealthSouth's Sports Medicine Council. Mr. Walker holds no other directorships in reporting companies.

       William D. Moeller. Mr. Moeller has been with the Company since 1981. He is a director and Vice President of the Company. His principal occupation for the past five years was acting as the Chief Executive Officer of the Company prior to the acquisition of RMI in 2002 and president of Clifton Mining Company. Mr. Moeller spends approximately five percent of his time working for the Company. Mr. Moeller holds no other directorships in reporting companies.

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

ITEM 10. EXECUTIVE COMPENSATION

       The Company has not had sufficient funds to pay its chief executive officer nor any other executive officer since it acquired RMI in 2002. The Company acknowledges that Messrs. Walker and Mappin are to be compensated for their efforts on behalf of the Company since the acquisition of RMI. To date, nothing has been paid to either Mr. Mappin or Mr. Walker for this accrued salary and all executive compensation has been and continues to be suspended. As of December 31, 2002, no interest had been accrued on the suspended salaries. The Company does not know when or if it will be in a position to begin executive compensation or to address suspended compensation.

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

EMPLOYMENT AGREEMENTS

       The Company does not have employment agreements with any of its officers or employees. The Company has not had sufficient funds to pay the salaries for its officers since prior to 1994. As a result, the salary obligations have been suspended until, and if, the Company has the ability to pay the amounts owed. At present, no interest has been accrued on the suspended salaries.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2002, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of December 31, 2002, the Company had 11,925,652 shares of common stock outstanding.

   Name and Address                 Shares Beneficially     Percentage of Shares
Of Beneficial Owner(1)                     Owned             Beneficially Owned           Position
----------------------              -------------------     --------------------          --------
Herschel J. Walker                      2,069,000                   18%                 Director, CEO
                                                                                        and President

George E. Mappin                        2,069,000                   18%                 Director and Secretary
                                                                                        and acting Treasurer,
                                                                                        Controller and CFO

William D. Moeller                        500,000                    3%                 Director and Vice-President

Executive Officers and Directors        4,638,000                   39%
as a Group (3 persons)

--------------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In May 1998, the Company entered into a non-interest bearing Revolving Loan Agreement with Clifton Mining Company. Under the terms of the agreement, Clifton Mining Company agreed to make periodic loans to the Company in an aggregate principal amount at any one time outstanding not to exceed $250,000. As of December 31, 2001 the principal amount of $93,808 was owing under the Revolving Loan Agreement. Clifton Mining Company may refuse to lend additional amounts in its sole and absolute discretion under the Revolving Loan Agreement. Principal was due and payable in a single balloon payment on May 6, 2002. In exchange for complete retirement of the Company's debt to Clifton Mining Company, the Company transferred to Clifton Mining Company the eight patented mining claims, subject to the related liabilities, that the Company owned that are located in Tooele County, Clifton Mining District, Utah, on approximately 133 acres of property and other assets.

       In 2002, the Company assumed a financing agreement with Associated Receivables Funding, Inc. The principals of Associated Receivables Funding, Inc. ("A/R") are also shareholders in the Company. Under the terms of the agreement, A/R agreed to make periodic advances to the Company secured by all of the accounts receivable of the Company. As of December 31, 2002 the principal amount of $4,632,735 was owing under the Financing Agreement. A/R has ceased any further advancements under the agreement. Principal and accrued interest was due at the time the agreement was assumed and interest and fees have continued to accrue. In exchange for complete retirement of the Company's debt to A/R, the Company agreed to pay the sum of $3,000,000 and other assets to A/R, subject to the satisfaction of several contingencies related to the sale and marketing of the trade secret technology. The obligations of the Company to A/R must be completed on or before May 31, 2004. This agreement was reached on November 18, 2003. The agreement reduces the related party payable after certain contingencies are met by $2,750,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

       Listed on pages 14 and 15 hereof.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                 (Registrant)



Date: February 11, 2004                  By  /s/ Herschel J. Walker
                                         ----------------------------------
                                           Herschel J. Walker
                                           Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                        Title                       Date
       ---------                        -----                       ----

/s/ Herschel J. Walker        Chief Executive Officer         February 11, 2004
----------------------------  and Director
Herschel J. Walker

/s/ William D. Moeller        Director and Vice-President     February 11, 2004
----------------------------
William D. Moeller

/s/ George E. Mappin          Director, Secretary and acting  February 11, 2004
----------------------------  Treasurer, Controller and CFO
George E. Mappin

                                  EXHIBIT INDEX

EXHIBIT NO.          DESCRIPTION OF EXHIBIT
-----------    -----------------------------------------------------------------

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                          SARBANES-OX1EY ACT OF 2002

I, Herschel J. Walker, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Consolidated Management Group, Inc.;

2. Based on, my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, is not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2004

                                       /s/ HERSCHEL J. WALKER
                                 -------------------------------------
                                          Herschel J. Walker
                                 President and Chief Executive Officer

    CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                          SARBANES-OX1EY ACT OF 2002

I, George E. Mappin, certify that:

1. I have reviewed this annual report on Form 10-KSB of American Consolidated Management Group, Inc.;

2. Based on, my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, is not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

       c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: February 11, 2004

                                       /s/ GEORGE E. MAPPIN
                                 -------------------------------------
                                          George E. Mappin
                                   Acting Chief Financial Officer

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, Herschel J. Walker, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American Consolidated Management Group, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of American Consolidated Management Group, Inc.

                                 By: /s/ HERSCHEL J. WALKER
                                     ----------------------------------
                                 Name:  Herschel J. Walker
                                 Title: Chief Executive Officer

       I, George E. Mappin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American Consolidated Management Group, Inc. on Form 10-KSB for the fiscal year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of American Consolidated Management Group, Inc.

                                 By: /s/ GEORGE E. MAPPIN
                                     ----------------------------------
                                 Name:  George E. Mappin
                                 Title: Acting Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to American Consolidated Management Group, Inc. and will be retained by American Consolidated Management Group, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

                        REPORT ON FINANCIAL STATEMENTS

                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

                             TABLE OF CONTENTS
                             -----------------


                                                                    Page
                                                                  -------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1

FINANCIAL STATEMENTS
   Balance sheets                                                     F-2
   Statements of operations                                           F-3
   Statements of shareholders' deficit                                F-4
   Statements of cash flows                                           F-5

NOTES TO FINANCIAL STATEMENTS                                    F-6-F-12

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
American Consolidated Management Group, Inc.
Greenville, South Carolina

       We have audited the accompanying balance sheet of American Consolidated Management Group, Inc. as of December 31, 2002, and the related statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of American Consolidated Management Group, Inc. (formerly known as American Consolidated Mining Co.) as of and for the year ended December 31, 2001 were audited by other auditors whose report, dated February 22, 2002, on those financial statements included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Consolidated Management Group, Inc, as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements at and for the year ending December 31, 2002, the Company has a working capital deficiency of $6.2 million, an accumulated deficit of $6.2 million, incurred an operating loss of $2.1 million, and liabilities exceed its assets by $6.2 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Greenville, South Carolina
December 12, 2003


                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                               BALANCE SHEETS


                                   ASSETS
                                                          --------------------------
                                                                 DECEMBER 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                              $      1,008  $        982
   Marketable securities                                             -        16,940
                                                          ------------  ------------
       Total current assets                                      1,008        17,922

PROPERTY AND EQUIPMENT, net                                          -         2,000

OTHER ASSETS
   Note receivable                                              15,000        10,522
                                                          ------------  ------------
                                                          $     16,008  $     30,444
                                                          ============  ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
   Payables and accrued expenses                          $    279,427  $    546,025
   Notes payable                                                     -       143,409
   Related party payables                                    5,905,735     1,902,061
   Other                                                        65,000             -
                                                          ------------  ------------
       Total current liabilities                             6,250,162     2,591,495
                                                          ------------  ------------

COMMITMENTS AND CONTINGENCIES - Note 12

SHAREHOLDERS' DEFICIT
   Common stock, $.01 par value, 70,000,000 shares
      authorized; 11,925,653 and 69,998,900 shares
      issued and outstanding, respectively                     119,257       699,990
   Capital in excess of par value                            1,212,454     7,323,739
   Accumulated other comprehensive income                            -        10,268
   Accumulated deficit                                      (7,565,865)  (10,595,048)
                                                          ------------  ------------
                                                            (6,234,154)   (2,561,051)
                                                          ------------  ------------
                                                          $     16,008  $     30,444
                                                          ============  ============

  The accompanying notes are an integral part of these financial statements.

                                      F-2

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                          STATEMENTS OF OPERATIONS


                                                             For the years ended
                                                                 December 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
REVENUE                                                   $         47  $          -

GENERAL AND ADMINISTRATIVE EXPENSES                            269,660        12,804
                                                          ------------  ------------
                                                              (269,613)      (12,804)
                                                          ------------  ------------

OTHER INCOME AND (EXPENSES)
   Interest income                                                  56           432
   Interest expense                                           (518,970)      (11,451)
   Compensation expense                                     (1,012,500)            -
   Gain on sale of marketable securities                        41,158        13,328
   Gain on extinguishment of debt                              294,028             -
   Impairment loss on intangibles                             (619,259)            -
   Loss on disposal of property and equipment                     (905)            -
                                                          ------------  ------------
                                                            (1,816,392)        2,309
                                                          ------------  ------------

      Loss before provision for income taxes                (2,086,005)      (10,495)

PROVISION FOR INCOME TAXES                                           -             -
                                                          ------------  ------------
       Net loss                                           $ (2,086,005) $    (10,495)
                                                          ============  ============

LOSS PER SHARE, basic and diluted                         $      (0.19) $      (0.00)
                                                          ============  ============

WEIGHTED AVERAGE SHARES - basic and diluted                 11,075,840    10,676,028
                                                          ============  ============

  The accompanying notes are an integral part of these financial statements.

                                      F-3

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIT
                For the years ended December 31, 2002 and 2001


                                                               Accumulated
                            Common Stock         Capital in       Other
                     --------------------------- Excess of    Comprehensive     Accumulated
                        Shares        Amount     Par Value        Income          Deficit         Total
                     ----------------------------------------------------------------------------------------
Balance at
January 1, 2001         69,998,900 $    699,990 $  7,323,739 $         16,549  $ (10,584,553) $  (2,544,275)
                                                                                              ---------------
Comprehensive
income:

  Net loss                       -            -            -                -        (10,495)       (10,495)

  Unrealized holding
  gain on investments            -            -            -           (1,989)             -         (1,989)

  Reclassification
  adjustment on
  unrealized holding
  gain                           -            -            -           (8,270)             -         (8,270)
                                                                                              ---------------

  Total
  comprehensive loss                                                                                (16,776)
                                                                                              ---------------

                     ----------------------------------------------------------------------------------------
Balance at              69,998,900      699,990    7,323,739           10,268    (10,595,048)    (2,561,051)
December 31, 2001

  Reverse stock
  split (100 to 1)     (69,298,525)    (692,986)     692,986                                              -

  Shares issued for
  cancellation debt        136,731        1,367      471,613                                        472,980

  Shares issued for
  services rendered        662,894        6,629    1,997,894                                      2,004,523

  To eliminate equity
  of ACMG in share
  exchange agreement             -            -  (10,486,232)              -      10,486,232              -

  To record issuance
  of stock and
  recording of RMI
  equity in share
  exchange agreement     9,975,653       99,757      204,454                      (5,371,044)    (5,066,833)
                                                                                              ---------------

  Shares issued for
  compensation in
  share exchange
  agreement                450,000        4,500    1,008,000               -               -      1,012,500

Comprehensive loss:

  Net loss                       -            -            -               -      (2,086,005)    (2,086,005)

  Unrealized holding
  gain on investments            -            -            -           16,896              -         16,896

  Reclassification
  adjustment on
  unrealized holding
  gain                           -            -            -          (27,164)             -        (27,164)
                                                                                              ---------------
  Total
  comprehensive
  loss                                                                                           (2,096,273)
                                                                                              ---------------
                     ----------------------------------------------------------------------------------------
Balance at
December 31, 2002       11,925,653 $    119,257 $  1,212,454 $              -  $  (7,565,865) $  (6,234,154)
                     ========================================================================================

  The accompanying notes are an integral part of these financial statements.

                                      F-4

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                          STATEMENTS OF CASH FLOWS


                                                             For the years ended
                                                                 December 31,
                                                          --------------------------
                                                              2002          2001
                                                          ------------  ------------
OPERATING ACTIVITIES
  Net loss                                                $ (2,086,005) $    (10,495)
  Adjustments to reconcile net loss to net
    cash provided by (used for) operating activities
    Depreciation and amortization                               25,704             -
    Gain on disposal of marketable securities                  (41,158)      (13,328)
    Gain on extinguishment of debt                            (294,028)            -
    Impairment loss on intangibles                             619,259             -
    Loss on disposal of property and equipment                     905           (22)
    Increase (decrease) in
      Payables and accrued expenses                            403,504         9,568
      Related party payables                                         -        15,255
                                                          ------------  ------------
 Net cash provided by (used for) operating activities       (1,371,819)          978
                                                          ------------  ------------

INVESTING ACTIVITIES
  Proceeds from sale of marketable securities                   47,830             -
  Assumption of cash in share exchange agreement                 1,000             -
                                                          ------------  ------------
 Net cash provided by investing activities                      48,830             -
                                                          ------------  ------------

FINANCING ACTIVITIES
  Net proceeds from related party payables                   1,323,015             -
                                                          ------------  ------------
 Net increase in cash and cash equivalents                          26           978

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                       982             4
                                                          ------------  ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                    $      1,008  $        982
                                                          ============  ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Net change in accumulated other comprehensive income    $     10,268  $          -
                                                          ============  ============

  Issuance of stock for reduction in debt                 $    472,980  $          -
                                                          ============  ============

  Issuance of stock for services rendered                 $  2,004,523  $          -
                                                          ============  ============

CASH PAID FOR:
  Interest                                                $          -  $          -
                                                          ============  ============

  Income taxes                                            $          -  $          -
                                                          ============  ============

  The accompanying notes are an integral part of these financial statements.

                                      F-4

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE I - ORGANIZATION

Organization

Effective September 13, 2002, as a result of a share exchange agreement entered into in July 2001 between Renaissance Man, Inc., a Texas corporation ("RMI") and American Consolidated Mining Company, Inc., the Company changed its name from American Consolidated Mining Company, Inc. to American Consolidated Management Group, Inc. ("ACMG") Following the execution of the share exchange agreement, shareholders of RMI own 87 percent of the outstanding stock of 'the Company. (See Note 2)

Immediately prior to the consummation of the transaction, the Company effected a 100 to 1 reverse stock split. The transaction was accounted for as a recapitalization of RMI with the issuance of shares for the net assets of ACMG (reverse acquisition). Accordingly, no goodwill was recorded in the transaction. As required in accounting for a reverse acquisition, all of the equity of ACMG was eliminated and the accumulated deficit of RMI was carried forward. The statement of operations for the year ended December 31, 2002 include historical operations of the Company through September 13, 2002 and the date of the recapitalization of the Company. The activity of RMI before recapitalization is not presented in these financial statements.

As part of this transaction, the Company also entered into a settlement and release with Clifton Mining Company (Clifton). Under this agreement, all mining claims and certain other assets, which carried an aggregate book value at December3l, 2001 of $-0-, were exchanged for the release of the Clifton obligation, which at December 31, 2001 was $93,808.

As of December 31, 2002, the Company had no ongoing operations. The Company had negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed however; the Company would possess an exclusive license in the United States and many other geographical areas. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other food and beverage products. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. This product has been approved by the Food and Drug Administration for labeling. The Company has exclusivity with the technology as it related to its application to foods and related products. (See Note 2)

In September 2003, the Company issued 450,000 shares of stock to two individuals as a closing to bonus in recognition of their efforts in consummating the share exchange with RMI. This transaction resulted in a charge to income for $1,012,500., which has been recorded in 2002, (when the share exchange agreement was effective).

On November 18, 2003 the Company entered into an agreement with related parties of which the purpose is to enable the Company to acquire the exclusive right to manufacture and market the trade secret technology and related products. The significant provisions of this agreement include the following:

- Two shareholders of the Company will contribute 700,000 shares of common stock of the Company to a related party company.

                                                                    (Continued)

- The Company will pay $3,000,000 to the related party company on or before May 31, 2004,

- The Company must then satisfy certain contingencies which include successfully securing contracts for the sale of the trade secret technology from two food service providers, securing employment of a specific individual being sought by the Company, and securing financing from one or more sources.

- Upon satisfying all of the above criteria, the related party company will reduce its outstanding payable balance by $2,750,000 and will record the debt forgiveness. As of December 31, 2002, the Company owed the related party $4,632,735, (SeeNote9)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Cash and cash equivalents

For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Marketable securities

The Company classifies marketable debt securities as "held to maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available for sale." Securities classified as "available for sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are included in other comprehensive income, which is reported as a separate component of shareholders' deficit. Securities classified as held to maturity are carried at amortized cost.

For both categories of securities, declines in fair value below amortized cost that are other than temporary are included in earnings.

Property and equipment

Property and equipment is recorded at cost, less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expenses when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

Other assets

Other assets consist of notes receivable.

Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting.

                                                                    (Continued)

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic and diluted net loss per common share

Because the Company had no stock options, warrants, or other common stock equivalents outstanding during the years ended December 31, 2002 and 2001, both basic and diluted shares are based on the weighted average number of common shares outstanding. The Company has no common stock options or warrants outstanding at December 31, 2002.

Effective July 1, 2002, the Company effected a 100 to 1 reverse stock split so that immediately after the reverse stock split the Company had a total of 700,375 shares outstanding. The share amounts in the financial statements have been retroactively restated to reflect the reverse stock split.

On July 23, 2002, the Company authorized the issuance of 136,731 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $473,000 in obligations owed to these individuals.

On July 30, 2002, the Company authorized the issuance of 662,894 shares of common stock to consultants, directors and employees in consideration for the cancellation of approximately $2,005,000 in obligations owed to these individuals.

On September 13, 2002, the Company effected a share exchange in accordance with and Plan of Share Exchange (the "Share Exchange Agreement") with RMI. Under the Share Exchange Agreement ail of the issued and outstanding shares of RMI stock were transferred to the Company in exchange for shares of the Company's common stock. To effect the share exchange, they issued 9,975,653 shares to the shareholders of RMI stock. As a result of the share exchange, the shareholders of RMI became the controlling shareholders for the Company. The share amounts in the financial statements have been retroactively restated to reflect the share exchange transaction.

NOTE 3 - GOING CONCERN

       At December 31, 2002, the Company has a $6.2 million working capital deficiency, a shareholders' deficit of $6.2 million, significant liabilities and incurred a loss of $2.1 million for the year ended December 31, 2002. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

       The Company negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented.

       The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing may follow.

                                                                    (Continued)

Management is currently researching and developing new products and enhancements to existing products using the trade secret technology. Due to the present financial condition and business plans, there is substantial doubt as to the Company's ability to continue as a going concern. To date, the trade secret technology has not provided significant revenues and sales are projected to be highly concentrated in one or two customers. The success of the Company's business operations will depend upon the ability to obtain further financing until such time, if ever, as there is favorable market acceptance for the trade secret technology. It is not possible to predict with assurance the outcome of these matters. If the Company is unable to obtain further financing and achieve profitable operations from the trade secret technology, then the Company will likely fail. The accompanying financial statements do not include any adjustments that might be necessary as a result of these uncertainties.

NOTE 4 - PAYABLES AND ACCRUED EXPENSES

                                           December 31,
                                  -------------------------------
                                       2002             2003
                                  --------------   --------------

Trade payables                    $        5,797   $      134,755
Accrued interest                         262,067          147,336
Advances                                       -          217,894
Other accrued liabilities                 11,563           46,040
                                  --------------   --------------
                                  $      279,427   $      546,025
                                  ==============   ==============

NOTE 5 - MARKETABLE SECURITIES

All of the Company's marketable securities at December 31, 2001 consist of Clifton common stock and are classified as available for sale. Some of the officers of the Company are also officers of Clifton.

Information related to marketable securities classified as available for sale is as follows:

                                           December 31,
                                  -------------------------------
                                       2002             2003
                                  --------------   --------------

Cost                              $            -   $        6,672
Unrealized holding gain                        -           10,268
                                  --------------   --------------
Carrying value                    $            -   $       16,940
                                  ==============   ==============

Changes in the unrealized holding gain on marketable securities available for sale are reported as a separate component of stockholders' deficit as follows:

                                           December 31,
                                  -------------------------------
                                       2002             2003
                                  --------------   --------------
Balance, beginning of year        $       10,268   $       16,549
Unrealized holding gain                        -            1,989
Decrease due to disposal of
  marketable securities                  (51,426)          (8,270)
Increase due to gain realized
  on sale of marketable
  securities                              41,158                -
                                  --------------   --------------
                                  $            -   $       10,268
                                  ==============   ==============

NOTE 6 - INTANGIBLE ASSETS

In conjunction with the Share Exchange Agrement entered into on September 13, 2002, the Company recorded intangible assets of $644,363 related to a patent for an exclusive right to a formula. Subsequently, the Company determined the formula was not saleable and the value of intangible asset was impaired. As of December 31, 2002, the Company recorded a charge of $619,259 to reduce the carrying value to $0.

NOTE 7 - PROPERTY AND EQUIPMENT

                                           December 31,
                                  -------------------------------
                                       2002             2003
                                  --------------   --------------
Land                              $            -   $        2,000
Machinery and equipment                   11,118           44,216
Vehicles                                       -            2,221
Office equipment and fixtures                994           13,341
                                  --------------   --------------
                                          12,112           61,778
Less accumulated depreciation
  and amortization                        10,606           59,778
                                  --------------   --------------
                                           1,506            2,000
Loss on impairment                        (1,506)               -
                                  --------------   --------------
                                  $            -   $        2,000
                                  ==============   ==============

In September 2002, the Company settled a trade payable of $93,808 owed to Clifton, a related party, and a note payable of $41,159 in exchange for fixed assets and mining bonds. The Company recognized a gain on extinguishment of debt of $122,445.

As a result of this agreement, the Company began depreciating assets of RMI on a straight line basis over the remaining useful lives of the assets. Depreciation expense for the year was $600. At year end the Company determined that the remaining value of the fixed assets was impaired and a valuation reserve recorded of according to SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets". This resulted in a loss on impairment of $1,506.

NOTE 8 - NOTES PAYABLE


                                                     December 31,
                                           -------------------------------
                                                2002             2003
                                           --------------   --------------
Unsecured note payable to an individual,
  with interest at 8 percent, due on
  demand                                   $            -   $       82,500

Non-interest bearing note payable to a
  shareholder with 8 percent imputed
  interest, secured by mining claims and
  due on demand                                         -           41,159

Unsecured notes payable to individuals,
  with interest ranging from 7 percent to
  12 percent, due on demand                             -           19,750
                                           --------------   --------------
                                           $            -   $      143,409
                                           ==============   ==============

On April 1, 2002, the Company settled the outstanding unsecured note payables owed to individuals. The notes and related accrued interest were forgiven resulting in a gain on the extinguishment of debt of $171,583.

NOTE 9 - RELATED PARTIES

                                                        December 31,
                                              -------------------------------
                                                   2002             2003
                                              --------------   --------------
Accrued salaries and wages due to certain
  officers/shareholders of the Company.
  These amounts are non-interest bearing
  and are payable on demand.                  $            -   $    1,776,925

Unsecured non-interest bearing cash
  advances from Clifton.  The Company is
  a shareholder of Clifton and has some
  common management.                                       -           93,808

                                                                    (Continued)

                                                        December 31,
                                              -------------------------------
                                                   2002             2003
                                              --------------   --------------
Unsecured non-interest bearing notes
  payable to certain stockholders of the
  Company, due on demand.                             13,000           31,328

Account payable due to a stockholder for
  advertsing services.  This payable is
  due on demand with interest at 2 percent,
  unsecured.                                         460,000                -

Advances from an independent entity owned
  by the stockholders, due on demand, with
  interest at 25.75 percent, unsecured.            4,632,735                -

Note due to Aloe Commodities International,
  Inc., a related party, due on demand,
  with interest at 6 percent.                        800,000                -
                                              --------------   --------------
                                              $    5,905,735   $    1,902,061
                                              ==============   ==============

On July 30, 2002, the Company settled salary and wages payables and unsecured non-interest bearing notes totaling $2,004,523 due to officers and shareholders by issuing 662,894 shares of common stock for cancellation of the debts.

Stockholders of the Company own an entity that provides funding for the Company. The Company has assumed a financing contract with this entity. On November 18, 2003, the Company signed an agreement which will reduce the related party payable by $2,750,000 after certain contingencies are met. (See Note 1). The amount owed to this company under the financing contract was $4,632,735 at December 31, 2002.

NOTE 10 - INCOME TAXES

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                     December 31,
                                           -------------------------------
                                                2002             2003
                                           --------------   --------------
Income tax benefit at statutory rate       $      365,000   $        3,000
Loss of net operating loss carryforwards       (3,273,000)        (173,000)
Change in valuation allowance                   2,908,000          170,000
                                           --------------   --------------
                                           $            -   $            -
                                           ==============   ==============

Deferred tax assets (liabilities) are comprised of the following:

                                                     December 31,
                                           -------------------------------
                                                2002             2003
                                           --------------   --------------

Net operating loss carryforwards,
  beginning in 2002                        $      365,000   $    3,273,000
Valuation allowance                              (365,000)      (3,273,000)
                                           --------------   --------------
                                           $            -   $            -
                                           ==============   ==============

With the changes in the Company's ownership that occurred in 2002, the past net operating carryforwards became unusable under Section 382 of the Internal Revenue Code. Management believes it is more likely than not the Company will be able to realize the net operating loss carryforwards generated beginning in 2002 and has fully reserved for net operating losses generated in 2002.

NOTE 11 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, marketable securities, payables, and notes payable. The carrying amount of cash, marketable securities, and payables, approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates for unsecured borrowings.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company may become subject to investigations, claims or lawsuits from the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions, etc.

The Company is currently involved in litigation with a vendor, who has filed a suit against the Company in the amount of $573,000, and alleges the Company failed to pay for contracted advertising services. The Company has accrued $65,000 as a payment for these services, and possible settlement of the litigation. The financial impact of the litigation to the Company is unknown at this time.

A related party claims the Company-is contingently liable with respect to purchases of inventory by the related party in the normal course of business. The amount of this contingent liability is $248,525 at December 31, 2002 and 2001. The Company has not provided any accruals for this liability in the financial statements and believes it is not liable for these inventory purchases, The Company is attempting to resolve this issue with the related party and believes no amounts are owed by the Company. No assurances can he given about the resolution of this issue or the amount the Company may be required to pay in settlement of this contingency.

NOTE 13 - RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantors Accounting and disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also provides for a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's. recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which is being superseded. FIN No. 45 requires that the initial recognition and initial measurement provisions of the Interpretation be applied on a perspective basis to guarantees issued or modified after December 31, 2002. Disclosure requirements of the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company is currently evaluating the impact of this pronouncement.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses consolidation by business enterprises of variable interest entities. Under FIN 46, an enterprise that holds significant variable interest in a variable interest entity but is not the primary beneficiary is required to disclosure the nature, purpose, size, and activities of the variable interest entity, its exposure to loss as a result of the variable interest holder's involvement with the entity, beneficiary of a variable interest entity is required to disclose the nature, purpose, size, and activities of collateral for the variable interest entity's obligations, and any lack of recourse by creditors (or beneficial interest holders) of a consolidated variable interest entity to the generally creditors (or beneficial interest holders) of a consolidated variable interest entity to the general creditor of the primary beneficiary. FIN 46 is effective for the first fiscal year or interim period beginning after June 15, 2003. The impact to the Company upon adoption is currently not known.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.