Form 10QSB
period 2003-03-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-03-08
CIK 891713

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2003

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

                        Commission File Number 0-20642


                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


            Utah                                                87-0375093
(State or other jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)


                               714 Fairview Road
                          Greer, South Carolina 29651
                   (Address of Principal Executive Offices)


                                (864) 848-1900
               (Issuer's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 11,925,652 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                  American Consolidated Management Group, Inc

                               TABLE OF CONTENTS
PART I                                                                   Page

Item 1 - Financial Information (unaudited)

   American Consolidated Management Group, Inc.

   Balance Sheet as of March 31, 2003 .................................  4

   Statements of Operations for the three month period ended
     March 31, 2003 ...................................................  5

   Statements of Cash Flows for the three month period ended
     March 31, 2003 ...................................................  6

   Notes to Financial Statements (unaudited)...........................  7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  10

PART II

Item 1 - Legal Proceedings ............................................  13

Item 2 - Changes in Securities and Use of Proceeds.....................  14

Item 3 - Defaults Upon Senior Securities...............................  14

Item 4 - Submission of Matters to a Vote of Security Holders...........  14

Item 6 - Exhibits and Reports on Form 8-K..............................  14

Exhibit 99.1 ........................................................... 15


                          FORWARD LOOKING STATEMENTS

       THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH THE ASTERISK (*) SYMBOL. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

PART I

Item 1- Financial Information (unaudited)

                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                   BALANCE SHEETS
                                    (Unaudited)

                                                                   MARCH 31,
                                                                      2003
                                                                 --------------
                                       ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                   $        1,008
     Marketable securities                                                  -
                                                                 --------------
                            Total current assets                          1,008



OTHER ASSETS
     Note receivable                                                     15,000
                                                                 --------------
                                                                 $       16,008
                                                                 ==============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Payables and accrued expenses                               $      294,127

     Related party payables                                           6,229,454
     Other                                                               65,000
                                                                 --------------
                            Total current liabilities                 6,588,581
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 70,000,000 shares
       authorized; 11,925,653 and 69,998,900 shares
       issued and outstanding, respectively                             119,257
     Capital in excess of par value                                   1,212,454

     Accumulated deficit                                             (7,904,284)
                                                                 --------------
                                                                     (6,572,573)
                                                                 --------------
                                                                 $       16,008
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.


                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                              STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                                THREE MONTHS ENDED
                                                         -------------------------------
                                                           MARCH 31,         MARCH 31,
                                                             2003              2002
                                                         -------------     -------------
REVENUE                                                  $         -       $         -

GENERAL AND ADMINISTRATIVE EXPENSES                             18,605            33,491
                                                         -------------     -------------
           Loss from operations                                (18,605)          (33,491)
                                                         -------------     -------------

OTHER INCOME (EXPENSES)
        Interest income                                            -                 156
        Interest expense                                      (319,814)           (3,206)
        Gain on sale of marketable securities                      -
        Gain on extinguishment of debt                             -                 -
                                                         -------------     -------------
                                                              (319,814)           (3,050)
                                                         -------------     -------------

           Loss before provision for income taxes             (338,419)          (36,541)

PROVISION FOR INCOME TAXES                                         -                 -
                                                         -------------     -------------
                       Net loss                          $    (338,419)    $     (36,541)
                                                         =============     =============

LOSS PER SHARE, basic and diluted                                (0.03)           $(0.00)
                                                         =============     =============

WEIGHTED AVERAGE SHARES - basic and diluted                 11,925,653        11,475,653
                                                         =============     =============

   The accompanying notes are an integral part of these financial statements.


                               AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                         STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                       ----------------------------------
                                                                          MARCH 31,          MARCH 31,
                                                                            2003                2002
                                                                       --------------     ---------------
OPERATING ACTIVITIES
    Net loss                                                           $    (338,419)     $      (36,541)
    Adjustments to reconcile net loss to net
        cash provided by (used for) operating activities
        Depreciation and amortization                                              -                   -
        Gain on disposal of marketable securities                                  -                   -
        Gain on extinguishment of debt                                             -              21,612


        Increase (decrease) in
            Payables and accrued expenses                                     14,700               9,515
            Related party payables                                                 -               4,500
                                                                       --------------     ---------------
                Net cash provided by (used for) operating activities        (323,719)               (914)
                                                                       --------------     ---------------

INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                    -                   -
    Assumption of cash in share exchange agreement                                 -                   -
                                                                       --------------     ---------------
                Net cash provided by investing activities                          -                   -
                                                                       --------------     ---------------

FINANCING ACTIVITIES
    Net proceeds from related party payables                                 323,719                   -
                                                                       --------------     ---------------
                Net increase in cash and cash equivalents                          -                (914)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,008                 982
                                                                       --------------     ---------------

CASH AND CASH EQUIVALENTS, END OF THE PERIOD                           $       1,008      $           68
                                                                       ==============     ===============

CASH PAID FOR:
    Interest                                                           $           -      $            -
                                                                       ==============     ===============

    Income taxes                                                       $           -      $            -
                                                                       ==============     ===============

   The accompanying notes are an integral part of these financial statements.


              AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

       The accompanying condensed consolidated financial statements of American Consolidated Management Company, Inc. (the "Company") have been prepared without audit. In the opinion of management, all adjustments
(consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company as of the dates and for the periods presented herein have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the operating results that may result for the year ending December 31, 2003. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2002 Annual Report on Form 10-KSB.

NOTE 2 -- ORGANIZATION

       Effective September 13, 2002, as a result of a share exchange agreement entered into in July 2001 between Renassiance Man, Inc., a Texas corporation ("RMI") and American Consolidated Mining Company, Inc., the Company changed its name from American Consolidated Mining Company, Inc. to American Consolidated Management Group, Inc. ("ACMG") Following the execution of the share exchange agreement, shareholders of RMI own 87 percent of the outstanding stock of the Company.

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

       As part of this transaction, the Company also entered into a settlement and release with Clifton Mining Company (Clifton). Under this agreement, all mining claims and certain other assets, which carried an aggregate book value at December 31, 2001 of $-0-, were exchanged for the release of the Clifton obligation, which at December 31, 2001 was $93,808.

       As of December 31, 2002, the Company had no ongoing operations. The Company had negotiated, but has yet to execute an agreement that, if executed, would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed; however, the Company would possess an exclusive license in the United States and many other geographical areas. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other food and beverage products. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

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

       In September 2003, the Company issued 450,000 shares of stock to two individuals as a closing bonus in recognition of their efforts in consummating the share exchange with RMI. This transaction resulted in a charge to income for $1,012,500, which has been recorded in 2002, (when the share exchange agreement was effective).

       On November 18, 2003 the Company entered into an agreement with related parties of which the purpose is to enable the Company to acquire the exclusive right to manufacture and market the trade secret technology and related products. The significant provisions of this agreement include the following:

       * Two shareholders of the Company will contribute 700,000 shares of common stock of the Company to a related party company.
       * The Company will pay $3,000,000 to the related party company on or before May 31, 2004.
       * The Company must then satisfy certain contingencies which include successfully securing contracts for the sale of the trade secret technology from two food service providers, securing employment of a specific individual being sought by the Company, and securing financing from one or more sources.
       * Upon satisfying all of the above criteria, the related party company will reduce its outstanding payable balance by $2,750,000 and will record the debt forgiveness. As of December 31, 2002, the Company owed the related party $4,632,735.

NOTE 3 -- NET LOSS PER COMMON SHARE

      Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the effect of stock options on the treasury stock method is anti-dilutive.

NOTE 4 - GOING CONCERN

       At December 31, 2002, in the Company's audited financial statements the audit report included an explanatory paragraph, which raised substantial doubt about the ability of the Company to continue as a going concern.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The Company commenced operations in July, 2002 and to date is engaged primarily in research and development. Accordingly, the Company has a limited operating history, and faces all of the risks and uncertainties encountered by companies with no ongoing operations. For the fiscal years ended December 31, 2002 and 2001, the Company incurred net losses of $2,086,005 and $10,495 respectively. The Company also incurred a net loss for the three months ending March 31, 2003 in the amount of $338,419 as opposed to $36,541 for the same three month period in 2002. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company also expects to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period.

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

Liquidity and Capital Resources.

    During the quarter ended March 31, 2003, total assets were unchanged at $16,008. The primary asset of the Company, which is intangible, is its trade secret technology for application in food related processes to provide the nutritional equivalent of 3-5 servings of fruits and vegetables to the food(s) to which applied. Several prestigious food service companies have evaluated the technology, and are deciding if it is ready for commercialization and implementation in their products. The Company expects a contract or contracts in the future. Failure to receive a contract or contracts could be fatal to the Company.

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

    The Company protects the technology as Trade Secrets under Intellectual Property Law. The inventor of the process and the technology has applied for a patent of the process. Effectively, the Company maintains unique control over the information that will enable it to commercialize and exploit the trade secret technology and processes more efficiently than any other party.

Working Capital Meeting Operating Needs and Commitments

        Due to the length of time with no ongoing operations, liquidity has always been a continuing concern. The Company has assumed liabilities and incurred net losses from its inception in 2002 through March 31, 2003, of approximately $6,588,581. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. For the three months ending March 31, 2003, the Company received funding sufficient to remain in existence from an operating line from a related party, which is subject to repayment. Management believes that the negotiations with major food service providers and the potential for contracts with the same are possible and have the potential to generate significant income using the trade secret technology and its applications. Failure to secure such contract or contracts could be fatal to the Company.

    The Company intends to be the catalyst for this revolutionary change in the food and food service industry. The Company is not a major player in the food service industry and its financial condition does not promote confidence in its perceived ability to see the implementation of the trade secret technology through to a successful conclusion.

     The Company's future plans call for expanding its technology into other fields, including pharmacology and health care. There are no guarantees that the Company will have any success in these or any other future endeavors.

    The Company had no operating revenues and has reported net losses. The Company has planned operations, but the Company has received no revenue therefrom. The net loss for the three months ended March 31, 2003, was $338,419 compared to $36,541 for the corresponding period in 2002.

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

Controls and Procedures

       The Company's chief executive officer and its chief financial officer, after evaluating its "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) have concluded that as of the end of the period covered by this Quarterly Report on Form 10-QSB, its disclosure controls and procedures are effective to ensure that information the Company is required to disclose in reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

RISK FACTORS

        An investment in the Company's Common Stock involves risks, and you should consider these risks before making a decision to invest in the Company's Common Stock. PROSPECTIVE PURCHASERS OF THE COMPANY'S COMMON STOCK MUST BE PREPARED FOR THE POSSIBLE LOSS OF THEIR ENTIRE INVESTMENT. The order in which the following risks factors are presented is arbitrary, and you should not conclude, because of the order of presentation, that one risk factor is more significant than another risk factor.

        THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" EMPHASIS OF A MATTER IN THEIR REPORT ON THE COMPANY'S 2002 AUDITED FINANCIAL STATEMENTS REFERENCED IN THIS QUARTERLY REPORT.

        The Company maintains that its liquidity will improve marginally with improved earnings, but will not be sufficient to allow it to expand its operations to any significant degree. The Company has adopted a plan to raise additional capital through an offering of shares of the Company's common stock but has not implemented that plan to any significant extent.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

       See Item 3 of the Company's Form 10-KSB for the year ended December 31, 2002, concerning legal proceedings.

        No director, officer, or affiliate of the Company, or any associate of any of them, is a party to, or has a material interest in any proceeding adverse to us.

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of March 31, 2003 was 11,925,652.

Item 3 - Default Upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 6 - Exhibits and Reports on Form 8-K

Not applicable

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          AMERICAN CONSOLIDATED
                                          MANAGEMENT GROUP, INC.

Date: February 27, 2004                   By: /s/ HERSCHEL J. WALKER
                                          -------------------------------------
                                          Herschel J. Walker, President and CEO

                                                           Exhibit 99.1



CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of American Consolidated Management Group, Inc. (the "Company") on Form 10-QSB for the period ended March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herschel J. Walker, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ HERSCHEL J. WALKER
-------------------------
Herschel J. Walker
President and CEO
March 1, 2004