Form 10QSB
period 2003-06-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-03-08
CIK 891713

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2003

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

The number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 11,925,652 shares of common stock

Transitional Small Business Disclosure Format (check one):
Yes [ ]   No [X]

                  American Consolidated Management Group, Inc

                               TABLE OF CONTENTS
PART I                                                                   Page

Item 1 - Financial Information (unaudited)

   American Consolidated Management Group, Inc.

   Balance Sheet as of June 30, 2003 ..................................  4

   Statements of Operations for the three month period ended
     June 30, 2003 ....................................................  5

   Statements of Cash Flows for the three month period ended
     June 30, 2003 ....................................................  6

   Notes to Financial Statements (unaudited)...........................  7-9

Item 2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations ................  10

PART II

Item 1 - Legal Proceedings ............................................  13

Item 2 - Changes in Securities and Use of Proceeds.....................  14

Item 3 - Defaults Upon Senior Securities...............................  14

Item 4 - Submission of Matters to a Vote of Security Holders...........  14

Item 6 - Exhibits and Reports on Form 8-K..............................  14

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

PART I

Item 1- Financial Information (unaudited)

                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                   BALANCE SHEETS
                                    (Unaudited)

                                                                    JUNE 30,
                                                                      2003
                                                                 --------------
                                       ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $        1,008
     Marketable securities                                                    -
                                                                 --------------
                            Total current assets                          1,008



OTHER ASSETS
     Note receivable                                                     15,000
                                                                 --------------
                                                                 $       16,008
                                                                 ==============

                       LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Payables and accrued expenses                               $      308,827

     Related party payables                                           6,569,579
     Other                                                               65,000
                                                                 --------------
                            Total current liabilities                 6,943,406
                                                                 --------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 70,000,000 shares
       authorized; 11,925,653 and 69,998,900 shares
       issued and outstanding, respectively                             119,257
     Capital in excess of par value                                   1,212,454

     Accumulated deficit                                             (8,259,109)
                                                                 --------------
                                                                     (6,927,398)
                                                                 --------------
                                                                 $       16,008
                                                                 ==============

   The accompanying notes are an integral part of these financial statements.


                                           AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)


                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        ----------------------------------   ----------------------------------
                                                           JUNE 30,            JUNE 30,         JUNE 30,             JUNE 30,
                                                             2003                2002             2003                 2002
                                                        --------------      --------------   --------------       --------------
REVENUE                                                 $            -      $            -   $            -       $            -

GENERAL AND ADMINISTRATIVE EXPENSES                             12,092              46,886           30,697               80,378
                                                        --------------      --------------   --------------       --------------
                 Loss from operations                          (12,092)            (46,886)         (30,697)             (80,378)
                                                        --------------      --------------   --------------       --------------
OTHER INCOME (EXPENSES)
      Interest income                                                -                   -                -                   56
      Interest expense                                        (344,630)            (56,023)        (664,444)             (59,229)
      Gain on sale of marketable securities                                                                               41,158
                                                                                    41,158
      Gain on extinguishment of debt                                               171,483                               171,583


      Other income                                               1,896                   -            1,896                    -
                                                        --------------      --------------   --------------       --------------
                                                              (342,734)            156,618         (662,548)             153,568
                                                        --------------      --------------   --------------       --------------


                 Loss before provision for income
                 taxes                                        (354,826)            109,732         (693,245)              73,190
                                                        --------------      --------------   --------------       --------------

PROVISION FOR INCOME TAXES
                                                                     -                   -                -                    -
                                                        --------------      --------------   --------------       --------------
                 Net loss                               $     (354,826)     $      109,732   $     (693,245)      $       73,190
                                                        ==============      ==============   ==============       ==============

LOSS PER SHARE, basic and diluted                       $        (0.03)     $         0.01   $        (0.03)      $         0.01
                                                        ==============      ==============   ==============       ==============

WEIGHTED AVERAGE SHARES - basic and diluted                 11,925,653          11,475,653       11,925,653           11,475,653
                                                        ==============      ==============   ==============       ==============

   The accompanying notes are an integral part of these financial statements.


                              AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                        STATEMENTS OF CASH FLOWS
                                              (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                       ---------------------------------
                                                                          JUNE 30,           JUNE 30,
                                                                            2003               2002
                                                                       --------------     --------------
OPERATING ACTIVITIES
    Net loss                                                           $     (693,244)    $      (36,541)
    Adjustments to reconcile net loss to net
        cash provided by (used for) operating activities
        Depreciation and amortization                                               -                  -
        Gain on disposal of marketable securities                                   -                  -
        Gain on extinguishment of debt                                              -             21,612


        Increase (decrease) in
            Payables and accrued expenses                                                          9,515
            Related party payables                                             29,400              4,500
                                                                       --------------     --------------
                Net cash provided by (used for) operating activities         (663,844)              (914)
                                                                       --------------     --------------

INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                                     -                  -
    Assumption of cash in share exchange agreement                                  -                  -
                                                                       --------------     --------------
                Net cash provided by investing activities                           -                  -
                                                                       --------------     --------------

FINANCING ACTIVITIES
    Net proceeds from related party payables                                  663,844                  -
                                                                       --------------     --------------
                Net increase in cash and cash equivalents                           -               (914)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,008                982
                                                                       --------------     --------------
CASH AND CASH EQUIVALENTS, END OF THE PERIOD                           $        1,008     $           68
                                                                       ==============     ==============

CASH PAID FOR:
    Interest                                                           $            -     $            -
                                                                       ==============     ==============

    Income taxes                                                       $            -     $            -
                                                                       ==============     ==============

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

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2002 Annual Report on Form 10-KSB. The results of operations for the three months and six months ended June 30, 2003, are not necessarily indicative of the operating results that may result for the year ending December 31, 2003. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in its December 31, 2002 Annual Report on Form 10-KSB.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The Company commenced operations in July, 2002 and to date is engaged primarily in research and development. Accordingly, the Company has a limited operating history, and faces all of the risks and uncertainties encountered by companies with no ongoing operations. For the fiscal years ended December 31, 2002 and 2001, the Company incurred net losses of $2,086,005 and $10,495 respectively. The Company also incurred a net loss for the three months ending June 30, 2003 in the amount of $354,826 as opposed to a gain of $109,737 for the same three month period in 2002. For the six months ended June 30, 2003, the Company incurred a net loss of $693,245 as opposed to a gain of $73,190 for the same six month period in 2002. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company also expects to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period.

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

Liquidity and Capital Resources.

        The Company is engaged in development stage activities and had no operating revenues and reported net losses for the three month period and the six month period ended June 30, 2003. During the quarter ended June 30, 2003, total assets were unchanged at $16,008. The primary asset of the Company, which is intangible, is its trade secret technology for application in food related processes to provide the nutritional equivalent of 3-5 servings of fruits and vegetables to the food(s) to which applied. Several prestigious food service companies have evaluated the technology, and are deciding if it is ready for commercialization and implementation in their products. The Company expects a contract or contracts in the future. Failure to receive a contract or contracts could be fatal to the Company.

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

Working Capital Meeting Operating Needs and Commitments

        Due to the length of time with no ongoing operations, liquidity has always been a continuing concern. The Company has assumed liabilities and incurred net losses from its inception in 2002 through June 30, 2003, of approximately $6,127,398. These factors, among others, may indicate that the Company will be unable to continue in existence. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company's continuation in existence is dependent upon its ability to generate sufficient cash flow to meet its continuing obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain successful operations. For the six months ending June 30, 2003, the Company received funding sufficient to remain in existence from an operating line from a related party, which is subject to repayment. Management believes that the negotiations with major food service providers and the potential for contracts with the same are possible and have the potential to generate significant income using the trade secret technology and its applications. Failure to secure such contract or contracts could be fatal to the Company.

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

        The Company had no operating revenues and has reported  net losses.
The Company has planned operations, but the Company has received no revenue therefrom. The net loss for the three months ended June 30, 2003, was $354,826 compared to a gain of $109,732 for the corresponding period in 2002. For the six months ended June 30, 2003, the Company incurred a net loss of $693,245 as compared to a gain of $73,190 for the same period in 2002.

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

Item 2 - Changes in Securities and Use of Proceeds

The total number of shares of Common Stock issued and outstanding as of June 30, 2003 was 11,925,652.

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


                                          AMERICAN CONSOLIDATED
                                          MANAGEMENT GROUP, INC.

Date: February 27, 2004                   By: /s/ HERSCHEL J. WALKER
                                          -------------------------------------
                                          Herschel J. Walker, President and CEO

                                                           Exhibit 99.1



CERTIFICATION OF PRINCIPAL EXECUTIVE, ACCOUNTING AND FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the Quarterly Report of American Consolidated Management Group, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Herschel J. Walker, President of the Company, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ HERSCHEL J. WALKER
-------------------------
Herschel J. Walker
President and CEO
March 1, 2004