Form 10KSB
period 2003-12-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-04-14
CIK 891713

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                  FORM 10-KSB

                            Annual Report Pursuant
                         to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


                           For the fiscal year ended
                               December 31, 2003

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

                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

                      TABLE OF CONTENTS TO ANNUAL REPORT
                                ON FORM 10-KSB
                         YEAR ENDED DECEMBER 31, 2003


                                    PART I

Item 1.    Description of Business ..........................................2
Item 2.    Description of Property ..........................................6
Item 3.    Legal Proceedings ................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ..............7

                                    PART II

Item 5.    Market for Common Equity and Related Stockholder Matters .........7
Item 6.    Management's Discussion and Analysis or Plan of Operation ........8
Item 7.    Financial Statements ............................................10
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .......................................10
Item 8a.   Controls and Procedures .........................................10

                                   PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act ..............10
Item 10.   Executive Compensation ..........................................12
Item 11.   Security Ownership of Certain Beneficial Owners and Management ..12
Item 12.   Certain Relationships and Related Transactions ..................13
Item 13.   Exhibits and Reports on Form 8-K ................................13
Item 14.   Principal Accountant Fees and Services ..........................14

                                    PART I

                          FORWARD LOOKING STATEMENTS

THIS ANNUAL REPORT ON FORM 1O-KSB CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, INCLUDING STATEMENTS THAT INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES" OR SIMILAR EXPRESSIONS. FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE ITEMS IDENTIFIED WITH THE ASTERISK (*) SYMBOL. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THATMAY CAUSE THE COMPANY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE READER SHOULD CAREFULLY CONSIDER, TOGETHER WITH THE= OTHER MATTERS REFERRED TO HEREIN, THE FACTORS SET FORTH UNDER THE CAPTION "RISK FACTORS". THE COMPANY CAUTIONS THE READER, HOWEVER, THAT THESE FACTORS MAY NOT BE EXHAUSTIVE.

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

       American Consolidated Mining Co. (the "Company" or "Registrant" or "ACMI") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. as a Utah Corporation. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

       From inception through 1994, the Company was engaged in the mining business. The Company's efforts in the mining business were unsuccessful and from 1994 to date the Company has had no mining or other current business operations.

       In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement) with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock would be transferred to the Company in exchange for ACMI stock. The stockholders of RMI immediately owned approximately 88% of the issued and outstanding shares of the Company. The Share Exchange Agreement closed on September 13, 2002, and the Company name was changed to American Consolidated Management Group, Inc.

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

       On November 18, 2003, the Company entered into a settlement agreement with a funding company with which it had a financing contract which it had assumed from RMI. The funding company is owned by two shareholders of the Company. The agreement reduces the related party payable after certain contingencies are met by $2,750,000, and if all contingencies are met reduces the payable to $0.

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

       The Company has, as of March 23, 2004, executed an agreement that grants the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology (the "trade secret technology") developed, but not yet patented. The company that granted the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States, Mexico, Central America, Canada and all countries in the European Union for food products. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins in other foods and beverages. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

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

       On March 25, 2004, the Company entered into a final Standby Equity Distribution Agreement with Cornell Capital Partners, LP, a Delaware Limited Partnership. Under the Agreement, and subject to its terms and conditions, Cornell will purchase from the Company newly issued common shares up to a total of $10,000,000 in market value over a twenty-four (24) month period, once certain contingencies under the agreement are met.

       Also, during the week of March 22, 2004, the Company leased a plant for the manufacture, development and application of the Trade Secret Technology and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology.

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

EMPLOYEES

       The Company currently has three employees who are management officers and work for the Company on a part-time basis. None is under contract. The Company has no other employees nor any outstanding employment contracts. The Company does have consultant agreements with two individuals who are assisting the Company in its development stage activities. The Company has not had sufficient funds to pay its consultants. The Company has recently adopted and approved an equity compensation plan as set forth on Form S-8 filed by the Company on March 22, 2004. The Company anticipates compensating its consultants via this plan if revenue is not sufficient to address such compensation.

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

THE COMPANY'S INDEPENDENT AUDITORS HAVE INCLUDED A "GOING CONCERN" EMPHASIS OF A MATTER PARAGRAPH IN THEIR REPORT ON THE COMPANY'S 2003 AUDITED FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT. BECAUSE OF THE COMPANY'S FINANCIAL CONDITION AND ITS BUSINESS PLANS, ITS FINANCIAL STATEMENTS DISCLOSE THAT THERE IS SUBSTANTIAL DOUBT AS TO ITS ABILITY TO CONTINUE AS A GOING CONCERN AND ACCORDINGLY ITS BUSINESS HAS A HIGH RISK OF FAILURE.

       The Company is currently researching and developing new products and enhancements to existing products using the trade secret technology. Due to its present financial condition and its business plan, there is substantial doubt as to its ability to continue as a going concern. To date, the trade secret technology product line has not provided significant contributions to its revenues and initial sales are projected to be highly concentrated in one or two customers. The success of the Company's business operations will depend upon its ability to obtain further financing until such time, if ever, as there is favorable market acceptance for its trade secret technology products. It is not possible for the Company to predict with assurance the outcome of these matters. If the Company is unable to obtain further financing for and profitable operations from its trade secret technology products, then its business will fail.

THE COMPANY HAS A LIMITED OPERATING HISTORY AND A HISTORY OF LOSSES, MOREOVER, THERE IS NO ASSURANCE OF FUTURE PROFITABILITY

       The Company commenced operations in July, 2002 and to date is engaged primarily in research and development. Accordingly, the Company has a limited operating history, and faces all of the risks and uncertainties encountered by early-stage companies. For the fiscal years ended December 31, 2003 and 2002, the Company incurred net losses of $1,500,000 and $2,100,000 respectively. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company also expects to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period.

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

THE COMPANY'S PRODUCTS MAY NOT COMPLY WITH GOVERNMENT REGULATIONS AND INDUSTRY STANDARDS

       The Company's products must comply with a variety of regulations and standards. These include regulations and standards set by the United States Food & Drug Administration and the United States Department of Agriculture. The trade secret technology and its application to food products have already been approved by the United States Food and Drug Administration for labeling. If its business expands into international markets, it will be required to comply with whatever governmental regulations and industry standards exist in those markets. Additional legislative or regulatory changes are possible. If it fails to comply with existing regulations and standards or to adapt to new regulations and standards, including those imposed by the Sarbanes-Oxley Act of 2002, the business and operating results could be materially adversely affected.

ITEM 2. DESCRIPTION OF PROPERTY

       The Company's principal executive offices are located at 714 Fairview Road, Greer, South Carolina 29651. It has not invested in real property at this time nor does it intend to do so, except for Company facilities such as manufacturing plant(s), warehouse(s) and office space.

       The Company has, as of March 23, 2004, executed an agreement that grants the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented. The company that granted the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States for food products. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other foods and beverages. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer. The Company intends to market the trade secret technology and its products to the food service industry.

       The Company currently employs three management officers who work for the

Company on a part time basis. The Company's CEO, President, Vice-President, Secretary and acting Treasurer and controller spend approximately 5%, 5% and 15% percent of their time, respectively, working for the Company. The Company has no other employees. The Company presently maintains its business office at 714 Fairview Road, Greer, South Carolina 29651.

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


     Quarter Ended                                  High           Low
     -------------                                  ----           ---
     2002
     ----
     March 31..............................         $.02          $.01
     June 30...............................         $.03          $.01
     September 30..........................        $3.00         $1.90
     December 31...........................        $3.00         $1.80

     2003
     ----
     March 31..............................        $2.00         $1.60
     June 30...............................        $1.85         $1.80
     September 30..........................        $1.60         $1.50
     December 31...........................         $.80          $.40


S-8 SECURITIES

       On March 22, 2004, the Company filed Form S-8 wherein it authorized for issuance up to 2,500,000 shares of common stock under an equity compensation plan for professionals, employees and consultants of the Company. As of March 30, 2004, no shares have been issued to any individual or entity pursuant to this plan.

HOLDERS

       As of December 31, 2003, there were approximately 2,377 holders of record of the Company's common stock.

DIVIDENDS

       The Company has not declared any cash dividends within the past three years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, in furtherance of its business plan.

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

TAX INFORMATION

       The analysis of available evidence is performed on an ongoing basis. Adjustments to the valuation allowance are made accordingly. Were the Company to become profitable before its net operating losses expire or are otherwise lost, it would be able to utilize them to offset future taxable income, reducing its income tax expense and increasing its net earnings, and the Company would be able to record a net deferred tax asset on its balance sheet. There can be no assurance that the Company will become profitable or that it will be able to utilize any of its net operating losses. If the Company does become profitable and utilize its net operating losses, any recordable deferred tax asset could be substantially different from the December 31, 2002 and December 31, 2003 amounts set forth in the following paragraph.

Plan of Operation

       The Company had $1,008 in cash and $7,745,721 in current liabilities as of December 31, 2003. Working capital (deficit) as of December 31, 2003 was approximately ($7,700,000) as compared to ($6,200,000) at December 31, 2002 The Company had no revenues in the past three fiscal years. The Company had a shareholders' deficit of ($7,700,000) at December 31, 2003 and net losses of ($1,500,000) and ($2,100,000) for the years ended December 31, 2003 and 2002, respectively.

       The Company has, as of March 23, 2004, executed an agreement that grants the Company an exclusive fifty (50) year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented. The company that granted the license shall retain ownership of the technology; however, the Company would possess an exclusive license in the United States for food products. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other foods and beverages. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

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


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

IDENTIFY DIRECTORS AND EXECUTIVE OFFICERS

       Set forth below is certain information concerning each of the directors and executive officers of the Company as of December 31, 2003:

                                                                        With Company
         Name          Age              Position                            Since
         ----          ---              --------                            -----

Herschel J. Walker     40         Director, Chief Executive Officer         2001
                                    and President

William D. Moeller     65         Director and Vice President               1981

George E. Mappin       54         Director, Secretary and Acting            2001
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

AUDIT COMMITTEE ISSUES

       The Company currently does not have an audit committee. The entire Board of Directors functions as the audit committee. The Company does not have a financial expert on its audit committee because of the difficulty encountered by all small public companies in obtaining outside Board members. The Company cannot predict when, if ever, we will be attract a person to the Board of Directors who is a financial expert.

CODE OF ETHICS

       The Company has not yet adopted a code of ethics which applies to the Chief Executive Officer, or principal financial and accounting officer or controller, or persons performing similar functions. The Company however intends to adopt during fiscal 2004, but no later than June 30, 2005, a code of ethics that complies with the applicable guidelines issued by the SEC.

ITEM 10. EXECUTIVE COMPENSATION

       The Company has not had sufficient funds to pay its chief executive officer nor any other executive officer since it acquired RMI in 2002. The Company acknowledges that Messrs. Walker and Mappin are to be compensated for their efforts on behalf of the Company since the acquisition of RMI. To date, nothing has been paid to either Mr. Mappin or Mr. Walker for this accrued salary and all executive compensation has been and continues to be suspended. As of December 31, 2003, no interest had been accrued on the suspended salaries. The Company does not know when or if it will be in a position to begin executive compensation or to address suspended compensation.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of December 31, 2003, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of December 31, 2003, the Company had 11,925,652 shares of common stock outstanding.

   Name and Address                 Shares Beneficially     Percentage of Shares
of Beneficial Owner(1)                     Owned             Beneficially Owned               Position
----------------------              -------------------     --------------------        ----------------------
Herschel J. Walker                      2,069,000                   18%                 Director, CEO
                                                                                        and President

George E. Mappin                        2,069,000                   18%                 Director and Secretary
                                                                                        and acting Treasurer,
                                                                                        Controller and CFO

William D. Moeller                        500,000                    3%                 Director and Vice-
                                                                                        President

Executive Officers and Directors        4,638,000                   39%
as a Group (3 persons)

--------------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       In 2002, the Company assumed a financing agreement with Associated Receivables Funding, Inc. The principals of Associated Receivables Funding, Inc. ("A/R") are also shareholders in the Company. Under the terms of the agreement, A/R agreed to make periodic advances to the Company secured by all of the accounts receivable of the Company. As of December 31, 2003 the principal amount of $6,063,656 was owing under the Financing Agreement. Principal and accrued interest was due at the time the agreement was assumed and interest and fees have continued to accrue. In exchange for complete retirement of the Company's debt to A/R, the Company agreed to pay the sum of $3,000,000 and other assets to A/R, subject to the satisfaction of several contingencies related to the sale and marketing of the trade secret technology. The obligations of the Company to A/R must be completed on or before May 31, 2004. This agreement was reached on November 18, 2003. The agreement reduces the related party payable after certain contingencies are met by $2,750,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

       Listed on page 15 hereof.

Reports on Form 8-K

     04-01   Dated March 19, 2004.  Other events include Press Release dated
March 18, 2004

     04-02   Dated March 23, 2004.  Other events include Press Release dated
March 23, 2004

     04-03   Dated March 25, 2004.  Other events include Press Release dated
March 25, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

       The Company's principal accountants billed the Company as follows to audit fees and review of quarterly filings for the past two fiscal years:

       2002:  $25,150 by Elliott Davis, LLC
       2003:  $17,500 by Elliott Davis, LLC

       Less than 5% of the hours expended by the Company's auditors on the audit for the year ended December 31, 2003, were performed by persons other than Elliott Davis, LLC's permanent full-time employees.

       There was $8,000 paid in tax fees to Elliott Davis, LLC during the year ended December 31, 2003.

AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

       The Company does not have an audit committee. Its engagement of Elliott Davis, LLC was approved by the Board of Directors.



                                  SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                 AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                 (Registrant)



Date: April 13, 2004                  By  /s/ Herschel J. Walker
                                         ----------------------------------
                                           Herschel J. Walker
                                           Chief Executive Officer and Director


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                        Title                       Date
       ---------                        -----                       ----

/s/ Herschel J. Walker        Chief Executive Officer           April 13, 2004
----------------------------  and Director
Herschel J. Walker


/s/ William D. Moeller        Director and Vice-President       April 13, 2004
----------------------------
William D. Moeller


/s/ George E. Mappin          Director, Secretary and acting    April 13, 2004
----------------------------  Treasurer, Controller and CFO
George E. Mappin

                                 EXHIBIT INDEX

EXHIBIT NO.         DESCRIPTION OF EXHIBIT
-----------         -----------------------------------------------------------

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

10.1 Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated July 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB, dated December 31,
                    2000)

10.2 Amendment No. 1 to the Agreement and Plan of Share Exchange Between American Consolidated Mining Co. and Renaissance Man, Inc., dated December 21, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2001)

10.3 2004 Professional Employee Consultant Stock Compensation Plan (incorporated by reference to the Registrant's Registration Statement on Form S-8 (SEC File No. 333-113819))

10.4 Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LLP dated March 25, 2004

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

                                                                   EXHIBIT 31.1

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

Date: April 13, 2004                /s/ HERSCHEL J. WALKER
                                 -------------------------------------
                                          Herschel J. Walker
                                 President and Chief Executive Officer

                                                                   EXHIBIT 31.2

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

Date: April 13, 2004
                                       /s/ GEORGE E. MAPPIN
                                 -------------------------------------
                                          George E. Mappin
                                   Acting Chief Financial Officer

                                                                   EXHIBIT 32.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

                                  PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, Herschel J. Walker, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American Consolidated Management Group, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of American Consolidated Management Group, Inc.

                                 By: /s/ HERSCHEL J. WALKER
                                     ----------------------------------
                                 Name:  Herschel J. Walker
                                 Title: Chief Executive Officer

       I, George E. Mappin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of American Consolidated Management Group, Inc. on Form 10-KSB for the fiscal year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of American Consolidated Management Group, Inc.

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

                                 EXHIBIT 10.4

                    STANDBY EQUITY DISTRIBUTION AGREEMENT

      AGREEMENT dated as of the 25 day of March 2004 (the "Agreement") between CORNELL CAPITAL PARTNERS, LP, a Delaware limited partnership (the "Investor"), and AMERICAN CONSOLIDATED MANAGEMENT GROUP INC., a corporation organized and existing under the laws of the State of Utah (the "Company").

      WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Investor, from time to time as provided herein, and the Investor shall purchase from the Company up to Ten Million Dollars ($10,000,000) of the Company's common stock, par value $.01 per share (the "Common Stock"); and

      WHEREAS, such investments will be made in reliance upon the provisions of Regulation D ("Regulation D") of the Securities Act of 1933, as amended, and the regulations promulgated thereunder (the "Securities Act"), and or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the investments to be made hereunder; and

      WHEREAS, the Company has engaged Newbridge Securities Inc., to act as the Company's exclusive placement agent in connection with the sale of the Company's Common Stock to the Investor hereunder pursuant to the Placement Agent Agreement dated the date hereof by and among the Company, the Placement Agent and the Investor (the "Placement Agent Agreement").

      NOW, THEREFORE, the parties hereto agree as follows:


                         ARTICLE I.CERTAIN DEFINITIONS

      Section 1.1 "Advance" shall mean the portion of the Commitment Amount requested by the Company in the Advance Notice.

      Section 1.2 "Advance Date" shall mean the date Butler Gonzalez LLP Escrow Account is in receipt of the funds from the Investor and Butler Gonzalez LLP, as the Investor's Counsel, is in possession of free trading shares from the Company and therefore an Advance by the Investor to the Company can be made and Butler Gonzalez LLP can release the free trading shares to the Investor. No Advance Date shall be less than six (6) Trading Days after an Advance Notice Date.

      Section 1.3 "Advance Notice" shall mean a written notice to the Investor setting forth the Advance amount that the Company requests from the Investor and the Advance Date.

      Section 1.4 "Advance Notice Date" shall mean each date the Company delivers to the Investor an Advance Notice requiring the Investor to advance funds to the Company, subject to the terms of this Agreement. No Advance

Notice Date shall be less than five (5) Trading Days after the prior Advance Notice Date.

      Section 1.5 "Bid Price" shall mean, on any date, the closing bid price (as reported by Bloomberg L.P.) of the Common Stock on the Principal Market or if the Common Stock is not traded on a Principal Market, the highest reported bid price for the Common Stock, as furnished by the National Association of Securities Dealers, Inc.

      Section 1.6 "Closing" shall mean one of the closings of a purchase and sale of Common Stock pursuant to Section 2.3.

      Section 1.7 "Commitment Amount" shall mean the aggregate amount of up to Ten Million Dollars ($10,000,000) which the Investor has agreed to provide to the Company in order to purchase the Company's Common Stock pursuant to the terms and conditions of this Agreement.

      Section 1.8 "Commitment Period" shall mean the period commencing on the earlier to occur of (i) the Effective Date, or (ii) such earlier date as the Company and the Investor may mutually agree in writing, and expiring on the earliest to occur of (x) the date on which the Investor shall have made payment of Advances pursuant to this Agreement in the aggregate amount of Ten Million Dollars ($10,000,000), (y) the date this Agreement is terminated pursuant to
Section 2.5, or (z) the date occurring twenty-four (24) months after the Effective Date.

      Section 1.9 "Common Stock" shall mean the Company's common stock, par value $.01 per share.

      Section 1.10"Condition Satisfaction Date" shall have the meaning set forth in Section 7.2.

      Section 1.11"Damages" shall mean any loss, claim, damage, liability, costs and expenses (including, without limitation, reasonable attorney's fees and disbursements and costs and expenses of expert witnesses and investigation).

      Section 1.12"Effective Date" shall mean the date on which the SEC first declares effective a Registration Statement registering the resale of the Registrable Securities as set forth in Section 7.2(a).

      Section 1.13"Escrow Agreement" shall mean the escrow agreement among the Company, the Investor, and Butler Gonzalez LLP dated the date hereof.

      Section 1.14"Exchange Act" shall mean the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

      Section 1.15"Material Adverse Effect" shall mean any condition, circumstance, or situation that would prohibit or otherwise materially interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement or the Registration Rights Agreement in any material respect.

      Section 1.16"Market Price" shall mean the lowest VWAP of the Common Stock during the Pricing Period.

      Section 1.17"Maximum Advance Amount" shall be Two Hundred Thousand Dollars ($200,000) per Advance Notice up to a maximum of Five Hundred Thousand Dollars ($500,000), in the aggregate, in any thirty-day (30) calendar period.

      Section 1.18"NASD" shall mean the National Association of Securities Dealers, Inc.

      Section 1.19"Person"   shall   mean   an  individual,  a  corporation,  a
partnership, an association, a trust or other entity or organization, including a government or political subdivision or an agency or instrumentality thereof.

      Section 1.20"Placement Agent" shall mean Newbridge Securities Inc., a registered broker-dealer.

      Section 1.21"Pricing Period" shall mean the five (5) consecutive Trading Days after the Advance Notice Date.

      Section 1.22"Principal Market" shall mean the Nasdaq National Market, the Nasdaq SmallCap Market, the American Stock Exchange, the OTC Bulletin Board or the New York Stock Exchange, whichever is at the time the principal trading exchange or market for the Common Stock.

      Section 1.23"Purchase Price" shall be set at one hundred percent (100%) of the Market Price during the Pricing Period.

      Section 1.24"Registrable Securities" shall mean the shares of Common Stock to be issued hereunder (i) in respect of which the Registration Statement has not been declared effective by the SEC, (ii) which have not been sold under circumstances meeting all of the applicable conditions of Rule 144 (or any similar provision then in force) under the Securities Act ("Rule 144") or (iii) which have not been otherwise transferred to a holder who may trade such shares without restriction under the Securities Act, and the Company has delivered a new certificate or other evidence of ownership for such securities not bearing a restrictive legend.

      Section 1.25"Registration Rights Agreement" shall mean the Registration Rights Agreement dated the date hereof, regarding the filing of the Registration Statement for the resale of the Registrable Securities, entered into between the Company and the Investor.

      Section 1.26"Registration Statement" shall mean a registration statement on Form S-1 or SB-2 (if use of such form is then available to the Company pursuant to the rules of the SEC and, if not, on such other form promulgated by the SEC for which the Company then qualifies and which counsel for the Company shall deem appropriate, and which form shall be available for the resale of the Registrable Securities to be registered there under in accordance with the provisions of this Agreement and the Registration Rights Agreement, and in accordance with the intended method of distribution of such securities), for the registration of the resale by the Investor of the Registrable Securities under the Securities Act.

      Section 1.27"Regulation D" shall have the meaning set forth in the recitals of this Agreement.

      Section 1.28"SEC" shall mean the Securities and Exchange Commission.

      Section 1.29"Securities Act" shall have the meaning set forth in the recitals of this Agreement.

      Section 1.30"SEC Documents" shall mean Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, and Current Reports on Form 8-K of the Company as supplemented to the date hereof, filed by the Company for a period of at least twelve (12) months immediately preceding the date hereof or the Advance Date, as the case may be, until such time as the Company no longer has an obligation to maintain the effectiveness of a Registration Statement as set forth in the Registration Rights Agreement.

      Section 1.31"Trading Day" shall mean any day during which the Principal Market shall be open for business.

      Section 1.32"VWAP" shall mean the volume weighted average price of the Company's common stock as quoted by Bloomberg, LP.


                              ARTICLE II.ADVANCES

      Section 2.1 Investments.

            (a) Advances. Upon the terms and conditions set forth herein (including, without limitation, the provisions of Article VII hereof), on any Advance Notice Date the Company may request an Advance by the Investor by the delivery of an Advance Notice. The number of shares of Common Stock that the Investor shall receive for each Advance shall be determined by dividing the amount of the Advance by the Purchase Price. No fractional shares shall be issued. Fractional shares shall be rounded to the next higher whole number of shares. The aggregate maximum amount of all Advances that the Investor shall be obligated to make under this Agreement shall not exceed the Commitment Amount.

      Section 2.2 Mechanics.

            (a) Advance Notice. At any time during the Commitment Period, the Company may deliver an Advance Notice to the Investor, subject to the conditions set forth in Section 7.2; provided, however, the amount for each Advance as designated by the Company in the applicable Advance Notice, shall not be more than the Maximum Advance Amount. The aggregate amount of the Advances pursuant to this Agreement shall not exceed the Commitment Amount. The Company acknowledges that the Investor may sell shares of the Company's Common Stock corresponding with a particular Advance Notice on the day the Advance Notice is received by the Investor. There will be a minimum of five
(5) Trading Days between each Advance Notice Date.

            (b) Date of Delivery of Advance Notice. An Advance Notice shall be deemed delivered on (i) the Trading Day it is received by facsimile or otherwise by the Investor if such notice is received prior to 12:00 noon Eastern Time, or (ii) the immediately succeeding Trading Day if it is received by facsimile or otherwise after 12:00 noon Eastern Time on a Trading Day or at any time on a day which is not a Trading Day. No Advance Notice may be deemed delivered, on a day that is not a Trading Day.

            (c) Pre-Closing Share Credit. Within two (2) business days after the Advance Notice Date, the Company shall credit shares of the Company's Common Stock to the Investor's balance account with The Depository Trust Company through its Deposit Withdrawal At Custodian system, in an amount equal to the amount of the requested Advance divided by the closing Bid Price of the Company's Common Stock as of the Advance Notice Date multiplied by one point one (1.1). Any adjustments to the number of shares to be delivered to the Investor at the Closing as a result of fluctuations in the closing Bid Price of the Company's Common Stock shall be made as of the date of the Closing. Any excess shares shall be credited to the next Advance. In no event shall the number of shares issuable to the Investor pursuant to an Advance cause the Investor to own in excess of nine and 9/10 percent (9.9%) of the then outstanding Common Stock of the Company.

            (d) Hardship. (i)In the event the Investor sells the Company's Common Stock pursuant to subsection (c) above and the Company fails to perform its obligations as mandated in Section 2.5 and 2.2 (c), and specifically fails to provide the Investor with the shares of Common Stock for the applicable Advance, the Company acknowledges that the Investor shall suffer financial hardship and therefore shall be liable for any and all losses, commissions, fees, or financial hardship caused to the Investor and (ii) In the event the Investor fails to perform its obligations hereunder and fails to provide the Company funds pursuant to an Advance Notice the Investor acknowledges that the Company shall suffer financial hardship.

      Section 2.3 Closings. On each Advance Date, which shall be six (6) Trading Days after an Advance Notice Date, (i) the Company shall deliver to the Investor's Counsel, as defined pursuant to the Escrow Agreement, shares of the Company's Common Stock, representing the amount of the Advance by the Investor pursuant to Section 2.1 herein, registered in the name of the Investor which shall be delivered to the Investor, or otherwise in accordance with the Escrow Agreement and (ii) the Investor shall deliver to Butler Gonzalez LLP (the "Escrow Agent") the amount of the Advance specified in the Advance Notice by wire transfer of immediately available funds which shall be delivered to the Company, or otherwise in accordance with the Escrow Agreement. In addition, on or prior to the Advance Date, each of the Company and the Investor shall deliver to the other through the Investor's Counsel all documents, instruments and writings required to be delivered by either of them pursuant to this Agreement in order to implement and effect the transactions contemplated herein. Payment of funds to the Company and delivery of the Company's Common Stock to the Investor shall occur in accordance with the conditions set forth above and those contained in the Escrow Agreement; provided, however, that to the extent the Company has not paid the fees, expenses, and disbursements of the Investor and the Investor's counsel in accordance with Section 12.4, the amount of such fees, expenses, and disbursements may be deducted by the Investor (and shall be paid to the relevant party) from the amount of the Advance with no reduction in the amount of shares of the Company's Common Stock to be delivered on such Advance Date.

      Section 2.4 Termination of Investment. The obligation of the Investor to make an Advance to the Company pursuant to this Agreement shall terminate permanently (including with respect to an Advance Date that has not yet occurred) in the event that (i) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of fifty
(50) Trading Days, other than due to the acts of the Investor, during the Commitment Period, and (ii) the Company shall at any time fail materially to comply with the requirements of Article VI and such failure is not cured within thirty (30) days after receipt of written notice from the Investor, provided, however, that this termination provision shall not apply to any period commencing upon the filing of a post-effective amendment to such Registration Statement and ending upon the date on which such post effective amendment is declared effective by the SEC..

      Section 2.5 Agreement to Advance Funds.

            (a) The Investor agrees to advance the amount specified in the Advance Notice to the Company after the completion of each of the following conditions and the other conditions set forth in this Agreement:

                  (i) the execution and delivery by the Company, and the Investor, of this Agreement, and the Exhibits hereto;

                   (ii) the Company's Common Stock shall have been authorized for quotation on the National Association of Securities Dealers Inc.'s Over the Counter Bulletin Board.

                  (iii) Investor's Counsel shall have received the shares of Common Stock applicable to the Advance in accordance with Section 2.2(c) hereof;

                  (iv) the Company's Registration Statement with respect to the resale of the Registrable Securities in accordance with the terms of the Registration Rights Agreement shall have been declared effective by the SEC;

                  (v)   the  Company  shall  have obtained all material permits
and qualifications required by any applicable state for the offer and sale of the Registrable Securities, or shall have the availability of exemptions therefrom. The sale and issuance of the Registrable Securities shall be legally permitted by all laws and regulations to which the Company is subject;

                  (vi) the Company shall have filed with the Commission in a timely manner all reports, notices and other documents required of a "reporting company" under the Exchange Act and applicable Commission regulations;

                  (vii) the fees as set forth in Section 12.4 below shall have been paid or can be withheld as provided in Section 2.3; and

                  (viii)the conditions set forth in Section 7.2 shall have been satisfied.

                  (ix) The Company shall have provided to the Investor an acknowledgement, from ___________________ as to its ability to provide all consents required in order to file a registration statement in connection with this transaction;

                  (x)   The Company's transfer agent shall be DWAC eligible.

      Section 2.6 Lock Up Period.

                  (i) During the Commitment Period, the Company shall not, without five (5) business days prior written notice to the Investor, issue or sell (i) any Common Stock or Preferred Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance or (ii) issue or sell any warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than the Bid Price on the date of issuance.

                  (ii) On the date hereof, the Company shall obtain from each officer and director a lock-up agreement, as defined below, in the form annexed hereto as Schedule 2.6 agreeing to only sell in compliance with the volume limitation of Rule 144.


            ARTICLE III.REPRESENTATIONS AND WARRANTIES OF INVESTOR

      Investor hereby represents and warrants to, and agrees with, the Company that the following are true and as of the date hereof and as of each Advance
Date:

      Section 3.1 Organization and Authorization. The Investor is duly incorporated or organized and validly existing in the jurisdiction of its incorporation or organization and has all requisite power and authority to purchase and hold the securities issuable hereunder. The decision to invest and the execution and delivery of this Agreement by such Investor, the performance by such Investor of its obligations hereunder and the consummation by such Investor of the transactions contemplated hereby have been duly authorized and requires no other proceedings on the part of the Investor. The undersigned has the right, power and authority to execute and deliver this Agreement and all other instruments (including, without limitations, the Registration Rights Agreement), on behalf of the Investor. This Agreement has been duly executed and delivered by the Investor and, assuming the execution and delivery hereof and acceptance thereof by the Company, will constitute the legal, valid and binding obligations of the Investor, enforceable against the Investor in accordance with its terms.

      Section 3.2 Evaluation of Risks. The Investor has such knowledge and experience in financial tax and business matters as to be capable of evaluating the merits and risks of, and bearing the economic risks entailed by, an investment in the Company and of protecting its interests in connection with this transaction. It recognizes that its investment in the Company involves a high degree of risk.

      Section 3.3 No Legal Advice From the Company. The Investor acknowledges that it had the opportunity to review this Agreement and the transactions contemplated by this Agreement with his or its own legal counsel and investment and tax advisors. The Investor is relying solely on such counsel and advisors and not on any statements or representations of the Company or any of its representatives or agents for legal, tax or investment advice with respect to this investment, the transactions contemplated by this Agreement or the securities laws of any jurisdiction.

      Section 3.4 Investment Purpose. The securities are being purchased by the Investor for its own account, for investment and without any view to the distribution, assignment or resale to others or fractionalization in whole or in part. The Investor agrees not to assign or in any way transfer the Investor's rights to the securities or any interest therein and acknowledges that the Company will not recognize any purported assignment or transfer except in accordance with applicable Federal and state securities laws. No other person has or will have a direct or indirect beneficial interest in the securities. The Investor agrees not to sell, hypothecate or otherwise transfer the Investor's securities unless the securities are registered under Federal and applicable state securities laws or unless, in the opinion of counsel satisfactory to the Company, an exemption from such laws is available.

      Section 3.5 Accredited   Investor.    The   Investor  is  an  "Accredited
Investor" as that term is defined in Rule 501(a)(3) of Regulation D of the Securities Act.

      Section 3.6 Information. The Investor and its advisors (and its counsel), if any, have been furnished with all materials relating to the business, finances and operations of the Company and information it deemed material to making an informed investment decision. The Investor and its advisors, if any, have been afforded the opportunity to ask questions of the Company and its management. Neither such inquiries nor any other due diligence investigations conducted by such Investor or its advisors, if any, or its representatives shall modify, amend or affect the Investor's right to rely on the Company's representations and warranties contained in this Agreement. The Investor understands that its investment involves a high degree of risk. The Investor is in a position regarding the Company, which, based upon employment, family relationship or economic bargaining power, enabled and enables such Investor to obtain information from the Company in order to evaluate the merits and risks of this investment. The Investor has sought such accounting, legal and tax advice, as it has considered necessary to make an informed investment decision with respect to this transaction.

      Section 3.7 Receipt of Documents. The Investor and its counsel has received and read in their entirety: (i) this Agreement and the Exhibits annexed hereto; (ii) all due diligence and other information necessary to verify the accuracy and completeness of such representations, warranties and covenants; (iii) the Company's Form 10-KSB for the year ended year ended December 31, 2003 and Form 10-QSB for the period ended September 30, 2003 and
(iv) answers to all questions the Investor submitted to the Company regarding an investment in the Company; and the Investor has relied on the information contained therein and has not been furnished any other documents, literature, memorandum or prospectus.

      Section 3.8 Registration Rights Agreement and Escrow Agreement. The parties have entered into the Registration Rights Agreement and the Escrow Agreement, each dated the date hereof.

      Section 3.9 No General Solicitation. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has engaged in any form of general solicitation or general advertising (within the meaning of Regulation D under the Securities Act) in connection with the offer or sale of the shares of Common Stock offered hereby.

      Section 3.10Not an Affiliate. The Investor is not an officer, director or a person that directly, or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with the Company or any "Affiliate" of the Company (as that term is defined in Rule 405 of the Securities Act). Neither the Investor nor its Affiliates has an open short position in the Common Stock of the Company, and the Investor agrees that it will not, and that it will cause its Affiliates not to, engage in any short sales of or hedging transactions with respect to the Common Stock, provided that the Company acknowledges and agrees that upon receipt of an Advance Notice the Investor will sell the Shares to be issued to the Investor pursuant to the Advance Notice, even if the Shares have not been delivered to the Investor.

      Section 3.11.Trading Activities. The Investor's trading activities with respect to the Company's Common Stock shall be in compliance with all applicable federal and state securities laws, rules and regulations and the rules and regulations of the Principal Market on which the Company's Common Stock is listed or traded. Neither the Investor nor its affiliates has an open short position in the Common Stock of the Company and, except as set forth below, the Investor shall not and will cause its affiliates not to engage in any short sale as defined in any applicable SEC or National Association of Securities Dealers rules on any hedging transactions with respect to the Common Stock. Without limiting the foregoing, the Investor agrees not to engage in any naked short transactions in excess of the amount of shares owned (or an offsetting long position) during the Commitment Period. The Investor shall be entitled to sell Common Stock during the applicable Pricing Period.


           ARTICLE IV.REPRESENTATIONS AND WARRANTIES OF THE COMPANY

      Except as stated below, on the disclosure schedules attached hereto or in the SEC Documents (as defined herein), the Company hereby represents and warrants to, and covenants with, the Investor that the following are true and correct as of the date hereof:

      Section 4.1 Organization and Qualification. The Company is duly incorporated or organized and validly existing in the jurisdiction of its incorporation or organization and has all requisite power and authority corporate power to own its properties and to carry on its business as now being conducted. The Company is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which the nature of the business conducted by it makes such qualification necessary, except to the extent that the failure to be so qualified or be in good standing would not have a Material Adverse Effect on the Company taken as a whole.

      Section 4.2 Authorization, Enforcement, Compliance with Other Instruments. (i) The Company has the requisite corporate power and authority to enter into and perform this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Placement Agent Agreement and any related agreements, in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Placement Agent Agreement and any related agreements by the Company and the consummation by it of the transactions contemplated hereby and thereby, have been duly authorized by the Company's Board of Directors and no further consent or authorization is required by the Company, its Board of Directors or its stockholders, (iii) this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Placement Agent Agreement and any related agreements have been duly executed and delivered by the Company, (iv) this Agreement, the Registration Rights Agreement, the Escrow Agreement, the Placement Agent Agreement and assuming the execution and delivery thereof and acceptance by the Investor and any related agreements constitute the valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as such enforceability may be limited by general principles of equity or applicable bankruptcy, insolvency, reorganization, moratorium, liquidation or similar laws relating to, or affecting generally, the enforcement of creditors' rights and remedies.

      Section 4.3 Capitalization. As of the date hereof, the authorized capital stock of the Company consists of _____________ shares of Common Stock, par value $.01 per share and ___________shares of Preferred Stock of which ___________ shares of Common Stock and __________ shares of Preferred Stock were issued and outstanding. All of such outstanding shares have been validly issued and are fully paid and nonassessable. Except as disclosed in the SEC Documents, no shares of Common Stock are subject to preemptive rights or any other similar rights or any liens or encumbrances suffered or permitted by the Company. Except as disclosed in the SEC Documents, as of the date hereof, (i) there are no outstanding options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, or contracts, commitments, understandings or arrangements by which the Company or any of its subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its subsidiaries or options, warrants, scrip, rights to subscribe to, calls or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company or any of its subsidiaries, (ii) there are no outstanding debt securities (iii) there are no outstanding registration statements other than on Form S-8 and (iv) there are no agreements or arrangements under which the Company or any of its subsidiaries is obligated to register the sale of any of their securities under the Securities Act (except pursuant to the Registration Rights Agreement). Other than as disclosed to the Investor on Schedule 4.3, there are no securities or instruments containing anti-dilution or similar provisions that will be triggered by this Agreement or any related agreement or the consummation of the transactions described herein or therein. The Company has furnished to the Investor true and correct copies of the Company's Certificate of Incorporation, as amended and as in effect on the date hereof (the "Certificate of Incorporation"), and the Company's By-laws, as in effect on the date hereof (the "By-laws"), and the terms of all securities convertible into or exercisable for Common Stock and the material rights of the holders thereof in respect thereto.

      Section 4.4 No Conflict. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions  contemplated  hereby  will not (i) result in a violation  of  the
Certificate of Incorporation, any certificate of designations of any outstanding series of preferred stock of the Company or By-laws, (ii) conflict with or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its subsidiaries is a party, or result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and the rules and regulations of the Principal Market on which the Common Stock is quoted) applicable to the Company or any of its subsidiaries or by which any material property or asset of the Company or any of its subsidiaries is bound or affected and which would cause a Material Adverse Effect, (iii) require the Company to make any change to its certificate of incorporation or by-laws, (iv) require the Company to do business in any jurisdiction where it would not otherwise be required to qualify, (v) subject the Company to general taxation in any such jurisdiction, or (vi) require the Company to file a general consent to service of process in any such jurisdiction. Except as disclosed in the SEC Documents, neither the Company nor its subsidiaries is in violation of any term of or in default under its Certificate of Incorporation or By-laws or their organizational charter or by-laws, respectively, or any material contract, agreement, mortgage, indebtedness, indenture, instrument, judgment, decree or order or any statute, rule or regulation applicable to the Company or its subsidiaries. The business of the Company and its subsidiaries is not being conducted in violation of any material law, ordinance, regulation of any governmental entity. Except as specifically contemplated by this Agreement and as required under the Securities Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under or contemplated by this Agreement or the Registration Rights Agreement in accordance with the terms hereof or thereof. All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof. The Company and its subsidiaries are unaware of any fact or circumstance which might give rise to any of the foregoing.

      Section 4.5 SEC Documents; Financial Statements. Since ______________, the Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC under of the Exchange Act. The Company has delivered to the Investor or its representatives, or made available through the SEC's website at http://www.sec.gov, true and complete copies of the SEC Documents. As of their respective dates, the financial statements of the Company disclosed in the SEC Documents (the "Financial Statements") complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles, consistently applied, during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto, or (ii) in the case of unaudited interim statements, to the extent they may exclude footnotes or may be condensed or summary statements) and, fairly present in all material respects the financial position of the Company as of the dates thereof and the results of its operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments). No other information provided by or on behalf of the Company to the Investor which is not included in the SEC Documents contains any untrue statement of a material fact or omits to state any material fact necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading.

      Section 4.6 10b-5. The SEC Documents do not include any untrue statements of material fact, nor do they omit to state any material fact required to be stated therein necessary to make the statements made, in light of the circumstances under which they were made, not misleading.

      Section 4.7 No Default. Except as disclosed in the SEC Documents, the Company is not in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any indenture, mortgage, deed of trust or other material instrument or agreement to which it is a party or by which it is or its property is bound and neither the execution, nor the delivery by the Company, nor the performance by the Company of its obligations under this Agreement or any of the exhibits or attachments hereto will conflict with or result in the breach or violation of any of the terms or provisions of, or constitute a default or result in the creation or imposition of any lien or charge on any assets or properties of the Company under its Certificate of Incorporation, By-Laws, any material indenture, mortgage, deed of trust or other material agreement applicable to the Company or instrument to which the Company is a party or by which it is bound, or any statute, or any decree, judgment, order, rules or regulation of any court or governmental agency or body having jurisdiction over the Company or its properties, in each case which default, lien or charge is likely to cause a Material Adverse Effect on the Company's business or financial condition.

      Section 4.8 Absence of Events of Default. Except for matters described in the SEC Documents and/or this Agreement, no Event of Default, as defined in the respective agreement to which the Company is a party, and no event which, with the giving of notice or the passage of time or both, would become an Event of Default (as so defined), has occurred and is continuing, which would have a Material Adverse Effect on the Company's business, properties, prospects, financial condition or results of operations.

      Section 4.9 Intellectual Property Rights. To the best of the Company's knowledge, the Company owns or possess adequate rights or licenses to use all material trademarks, trade names, service marks, service mark registrations, service names, patents, patent rights, copyrights, inventions, licenses, approvals, governmental authorizations, trade secrets and rights necessary to conduct their respective businesses as now conducted. TO the best of the Company's knowledge, the Company does not have any knowledge of any infringement by the Company or its subsidiaries of trademark, trade name rights, patents, patent rights, copyrights, inventions, licenses, service names, service marks, service mark registrations, trade secret or other similar rights of others, and, to the knowledge of the Company, there is no claim, action or proceeding being made or brought against, or to the Company's knowledge, being threatened against, the Company regarding trademark, trade name, patents, patent rights, invention, copyright, license, service names, service marks, service mark registrations, trade secret or other infringement; and the Company and its subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

      Section 4.10Employee Relations. The Company is not involved in any labor dispute nor, to the knowledge of the Company or any of its subsidiaries, is any such dispute threatened. None of the Company's employees is a member of a union and the Company believes that their relations with their employees are good.

      Section 4.11Environmental Laws. The Company is (i) in compliance with any and all applicable material foreign, federal, state and local laws and regulations relating to the protection of human health and safety, the environment or hazardous or toxic substances or wastes, pollutants or contaminants ("Environmental Laws"), (ii) have received all permits, licenses or other approvals required of them under applicable Environmental Laws to conduct their respective businesses and (iii) are in compliance with all terms and conditions of any such permit, license or approval.

      Section 4.12Title. Except as set forth in the SEC Documents, the Company has good and marketable title to its properties and material assets owned by it, free and clear of any pledge, lien, security interest, encumbrance, claim or equitable interest other than such as are not material to the business of the Company. Any real property and facilities held under lease by the Company are held by them under valid, subsisting and enforceable leases with such exceptions as are not material and do not interfere with the use made and proposed to be made of such property and buildings by the Company and its subsidiaries.

      Section 4.13Insurance. Other than as disclosed in schedule 4.13, the Company is insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company is engaged. The Company has not been refused any insurance coverage sought or applied for and nor does the Company have any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not materially and adversely affect the condition, financial or otherwise, or the earnings, business or operations of the Company taken as a whole.

      Section 4.14Regulatory Permits. The Company possess all material certificates, authorizations and permits issued by the appropriate federal, state or foreign regulatory authorities necessary to conduct their respective businesses, and neither the Company nor any such subsidiary has received any notice of proceedings relating to the revocation or modification of any such certificate, authorization or permit.

      Section 4.15Internal  Accounting Controls.   As  other  as  disclosed  in
Schedule 4.15, the Company maintain a system of internal accounting controls sufficient to provide reasonable assurance that (i) transactions are executed in accordance with management's general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management's general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

      Section 4.16No Material Adverse Breaches, etc. Except as set forth in the SEC Documents, neither the Company is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company's officers has or is expected in the future to have a Material Adverse Effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries. Except as set forth in the SEC Documents, neither the Company nor any of its subsidiaries is in breach of any contract or agreement which breach, in the judgment of the Company's officers, has or is expected to have a Material Adverse Effect on the business, properties, operations, financial condition, results of operations or prospects of the Company or its subsidiaries.

      Section 4.17Absence of Litigation. Except as set forth in the SEC Documents, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending against or affecting the Company, the Common Stock or any of the Company's subsidiaries, wherein an unfavorable decision, ruling or finding would (i) have a Material Adverse Effect on the transactions contemplated hereby (ii) adversely affect the validity or enforceability of, or the authority or ability of the Company to perform its obligations under, this Agreement or any of the documents contemplated herein, or (iii) except as expressly disclosed in the SEC Documents, have a Material Adverse Effect on the business, operations, properties, financial condition or results of operation of the Company and its subsidiaries taken as a whole.

      Section 4.18Subsidiaries. Other than as disclosed on Schedule 4.18, except as disclosed in the SEC Documents, the Company does not presently own or control, directly or indirectly, any interest in any other corporation, partnership, association or other business entity.

      Section 4.19Tax Status. Except as disclosed in the SEC Documents, the Company each of its subsidiaries has made or filed all federal and state income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject and (unless and only to the extent that the Company and each of its subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provision reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply. There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.

      Section 4.20Certain Transactions. Except as set forth in the SEC Documents none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

      Section 4.21Fees and Rights of First Refusal. The Company is not obligated to offer the securities offered hereunder on a right of first refusal basis or otherwise to any third parties including, but not limited to, current or former shareholders of the Company, underwriters, brokers, agents or other third parties.

      Section 4.22Use  of  Proceeds.   The  Company  represents  that  the  net
proceeds from this offering will be used for general corporate purposes.

      Section 4.23Further Representation and Warranties of the Company. For so long as any securities issuable hereunder held by the Investor remain outstanding, the Company acknowledges, represents, warrants and agrees that it will maintain the listing of its Common Stock on the Principal Market

      Section 4.24Opinion of Counsel. Investor shall receive an opinion letter from ____________________, counsel to the Company on the date hereof.

      Section 4.25Opinion of Counsel. The Company will obtain for the Investor, at the Company's expense, any and all opinions of counsel which may be reasonably required in order to sell the securities issuable hereunder without restriction.

      Section 4.26Dilution. The Company is aware and acknowledges that issuance of shares of the Company's Common Stock could cause dilution to existing shareholders and could significantly increase the outstanding number of shares of Common Stock.


                           ARTICLE V.INDEMNIFICATION

      The Investor and the Company represent to the other the following with respect to itself:

      Section 5.1 Indemnification.

            (a) In consideration of the Investor's execution and delivery of this Agreement, and in addition to all of the Company's other obligations under this Agreement, the Company shall defend, protect, indemnify and hold harmless the Investor, and all of its officers, directors, partners, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Investor Indemnitees") from and against any and all actions, causes of action, suits, claims, losses, costs, penalties, fees, liabilities and damages, and expenses in connection therewith (irrespective of whether any such Investor Indemnitee is a party to the action for which indemnification hereunder is sought), and including reasonable attorneys' fees and disbursements (the "Indemnified Liabilities"), incurred by the Investor Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Company in this Agreement or the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby, (b) any breach of any covenant, agreement or obligation of the Company contained in this Agreement or the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby, or (c) any cause of action, suit or claim brought or made against such Investor Indemnitee not arising out of any action or inaction of an Investor Indemnitee, and arising out of or resulting from the execution, delivery, performance or enforcement of this Agreement or any other instrument, document or agreement executed pursuant hereto by any of the Investor Indemnitees. To the extent that the foregoing undertaking by the Company may be unenforceable for any reason, the Company shall make the maximum contribution to the payment and satisfaction of each of the Indemnified

Liabilities, which is permissible under applicable law.

            (b) In consideration of the Company's execution and delivery of this Agreement, and in addition to all of the Investor's other obligations under this Agreement, the Investor shall defend, protect, indemnify and hold harmless the Company and all of its officers, directors, shareholders, employees and agents (including, without limitation, those retained in connection with the transactions contemplated by this Agreement) (collectively, the "Company Indemnitees") from and against any and all Indemnified Liabilities incurred by the Company Indemnitees or any of them as a result of, or arising out of, or relating to (a) any misrepresentation or breach of any representation or warranty made by the Investor in this Agreement, the Registration Rights Agreement, or any instrument or document contemplated hereby or thereby executed by the Investor, (b) any breach of any covenant, agreement or obligation of the Investor(s) contained in this Agreement, the Registration Rights Agreement or any other certificate, instrument or document contemplated hereby or thereby executed by the Investor, or (c) any cause of action, suit or claim brought or made against such Company Indemnitee based on misrepresentations or due to a breach by the Investor and arising out of or resulting from the execution, delivery, performance or enforcement of this Agreement or any other instrument, document or agreement executed pursuant hereto by any of the Company Indemnitees. To the extent that the foregoing undertaking by the Investor may be unenforceable for any reason, the Investor shall make the maximum contribution to the payment and satisfaction of each of the Indemnified Liabilities, which is permissible under applicable law.

                  (c) The obligations of the parties to indemnify or make contribution under this Section 5.1 shall survive termination.


                      ARTICLE VI.COVENANTS OF THE COMPANY

      Section 6.1 Registration   Rights.    The   Company   shall   cause   the
Registration Rights Agreement to remain in full force and effect and the Company shall comply in all material respects with the terms thereof.

      Section 6.2 Listing  of Common  Stock.   The  Company  shall  obtain  and
maintain the Common Stock's authorization for quotation on the National Association of Securities Dealers Inc.'s Over the Counter Bulletin Board.

      Section 6.3 Exchange Act Registration. The Company will cause its Common Stock to continue to be registered under Section 12(g) of the Exchange Act, will file in a timely manner all reports and other documents required of it as a reporting company under the Exchange Act and will not take any action or file any document (whether or not permitted by Exchange Act or the rules thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under said Exchange Act.

      Section 6.4 Transfer Agent Instructions. Not later than two (2) business days after each Advance Notice Date and prior to each Closing and the effectiveness of the Registration Statement and resale of the Common Stock by the Investor, the Company will deliver instructions to its transfer agent to issue shares of Common Stock free of restrictive legends.

      Section 6.5 Corporate  Existence.   The   Company  will  take  all  steps
necessary to preserve and continue the corporate existence of the Company.

      Section 6.6 Notice of Certain Events Affecting Registration; Suspension of Right to Make an Advance. The Company will immediately notify the Investor upon its becoming aware of the occurrence of any of the following events in respect of a registration statement or related prospectus relating to an offering of Registrable Securities: (i) receipt of any request for additional information by the SEC or any other Federal or state governmental authority during the period of effectiveness of the Registration Statement for amendments or supplements to the registration statement or related prospectus; (ii) the issuance by the SEC or any other Federal or state governmental authority of any stop order suspending the effectiveness of the Registration Statement or the initiation of any proceedings for that purpose; (iii) receipt of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction or the initiation or threatening of any proceeding for such purpose; (iv) the happening of any event that makes any statement made in the Registration Statement or related prospectus of any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires the making of any changes in the Registration Statement, related prospectus or documents so that, in the case of the Registration Statement, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading, and that in the case of the related prospectus, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in the light of the circumstances under which they were made, not misleading; and (v) the Company's reasonable determination that a post-effective amendment to the Registration Statement would be appropriate; and the Company will promptly make available to the Investor any such supplement or amendment to the related prospectus. The Company shall not deliver to the Investor any Advance Notice during the continuation of any of the foregoing events.

      Section 6.7 Expectations Regarding Advance Notices. Within ten (10) days after the commencement of each calendar quarter occurring subsequent to the commencement of the Commitment Period, the Company must notify the Investor, in writing, as to its reasonable expectations as to the dollar amount it intends to raise during such calendar quarter, if any, through the issuance of Advance Notices. Such notification shall constitute only the Company's good faith estimate and shall in no way obligate the Company to raise such amount, or any amount, or otherwise limit its ability to deliver Advance Notices. The failure by the Company to comply with this provision can be cured by the Company's notifying the Investor, in writing, at any time as to its reasonable expectations with respect to the current calendar quarter.

      Section 6.8 Restriction on Sale of Capital Stock. During the Commitment Period, the Company shall not, with five (5) business days prior written notice to the Investor, issue or sell (i) any Common Stock or Preferred Stock without consideration or for a consideration per share less than the bid price of the Common Stock determined immediately prior to its issuance, (ii) issue or sell any Preferred Stock warrant, option, right, contract, call, or other security or instrument granting the holder thereof the right to acquire Common Stock without consideration or for a consideration per share less than such Common Stock's Bid Price determined immediately prior to its issuance, or (iii) without thirty (30 calendar days prior written notice to the Investor file any registration statement on Form S-8.

      Section 6.9 Consolidation; Merger. The Company shall not, at any time after the date hereof, effect any merger or consolidation of the Company with or into, or a transfer of all or substantially all the assets of the Company to another entity (a "Consolidation Event") unless the resulting successor or acquiring entity (if not the Company) assumes by written instrument the obligation to deliver to the Investor such shares of stock and/or securities as the Investor is entitled to receive pursuant to this Agreement.

      Section 6.10Issuance of the Company's Common Stock. The sale of the shares of Common Stock shall be made in accordance with the provisions and requirements of Regulation D and any applicable state securities law.


         ARTICLE VII.CONDITIONS FOR ADVANCE AND CONDITIONS TO CLOSING

      Section 7.1 Conditions Precedent to the Obligations of the Company. The obligation hereunder of the Company to issue and sell the shares of Common Stock to the Investor incident to each Closing is subject to the satisfaction, or waiver by the Company, at or before each such Closing, of each of the conditions set forth below.

            (a) Accuracy of the Investor's Representations and Warranties. The representations and warranties of the Investor shall be true and correct in all material respects.

            (b) Performance by the Investor. The Investor shall have performed, satisfied and complied in all respects with all covenants, agreements and conditions required by this Agreement and the Registration Rights Agreement to be performed, satisfied or complied with by the Investor at or prior to such Closing.

      Section 7.2 Conditions Precedent to the Right of the Company to Deliver an Advance Notice and the Obligation of the Investor to Purchase Shares of Common Stock. The right of the Company to deliver an Advance Notice and the obligation of the Investor hereunder to acquire and pay for shares of the Company's Common Stock incident to a Closing is subject to the fulfillment by the Company, on (i) the date of delivery of such Advance Notice and (ii) the applicable Advance Date (each a "Condition Satisfaction Date"), of each of the following conditions:

            (a)   Listing of the Company's Common Stock.The   Company's  Common
Stock shall have been authorized for quotation on the National Association of Securities Dealers Inc.'s Over the Counter Bulletin Board.

            (b) Registration of the Common Stock with the SEC. The Company shall have filed with the SEC a Registration Statement with respect to the resale of the Registrable Securities in accordance with the terms of the

Registration Rights Agreement. As set forth in the Registration Rights Agreement, the Registration Statement shall have previously become effective and shall remain effective on each Condition Satisfaction Date and (i) neither the Company nor the Investor shall have received notice that the SEC has issued or intends to issue a stop order with respect to the Registration Statement or that the SEC otherwise has suspended or withdrawn the effectiveness of the Registration Statement, either temporarily or permanently, or intends or has threatened to do so (unless the SEC's concerns have been addressed and the Investor is reasonably satisfied that the SEC no longer is considering or intends to take such action), and (ii) no other suspension of the use or withdrawal of the effectiveness of the Registration Statement or related prospectus shall exist. The Registration Statement must have been declared effective by the SEC prior to the first Advance Notice Date.

            (c) Authority. The Company shall have obtained all permits and qualifications required by any applicable state in accordance with the Registration Rights Agreement for the offer and sale of the shares of Common Stock, or shall have the availability of exemptions therefrom. The sale and issuance of the shares of Common Stock shall be legally permitted by all laws and regulations to which the Company is subject.

            (d) Fundamental Changes. There shall not exist any fundamental changes to the information set forth in the Registration Statement which would require the Company to file a post-effective amendment to the Registration Statement.

            (e) Performance by the Company. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement (including, without limitation, the conditions specified in Section 2.5 hereof) and the Registration Rights Agreement to be performed, satisfied or complied with by the Company at or prior to each Condition Satisfaction Date.

            (f) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction that prohibits or directly and adversely affects any of the transactions contemplated by this Agreement, and no proceeding shall have been commenced that may have the effect of prohibiting or adversely affecting any of the transactions contemplated by this Agreement.

            (g) No Suspension of Trading in or Delisting of Common Stock. The trading of the Common Stock is not suspended by the SEC or the Principal Market (if the Common Stock is traded on a Principal Market). The issuance of shares of Common Stock with respect to the applicable Closing, if any, shall not violate the shareholder approval requirements of the Principal Market (if the Common Stock is traded on a Principal Market). The Company shall not have received any notice threatening the continued listing of the Common Stock on the Principal Market (if the Common Stock is traded on a Principal Market).

            (h) Maximum Advance Amount. The amount of the Advances requested by the Company in any thirty (30) day period shall not exceed the Maximum Advance Amount. In addition, in no event shall the number of shares issuable to the Investor pursuant to an Advance cause the Investor to own in excess of nine and 9/10 percent (9.9%) of the then outstanding Common Stock of the Company.

            (i)   No  Knowledge.   The  Company  has  no knowledge of any event
which would be more likely than not to have the effect of causing such Registration Statement to be suspended or otherwise ineffective.

            (j) Other. On each Condition Satisfaction Date, the Investor shall have received the certificate executed by an officer of the Company in the form of Exhibit A attached hereto.


  ARTICLE VIII.DUE DILIGENCE REVIEW; NON-DISCLOSURE OF NON-PUBLIC INFORMATION

      Section 8.1 Due   Diligence   Review.    Prior   to  the  filing  of  the
Registration Statement the Company shall make available for inspection and review by the Investor, advisors to and representatives of the Investor, any underwriter participating in any disposition of the Registrable Securities on behalf of the Investor pursuant to the Registration Statement, any such registration statement or amendment or supplement thereto or any blue sky, NASD or other filing, all financial and other records, all SEC Documents and other filings with the SEC, and all other corporate documents and properties of the Company as may be reasonably necessary for the purpose of such review, and cause the Company's officers, directors and employees to supply all such information reasonably requested by the Investor or any such representative, advisor or underwriter in connection with such Registration Statement (including, without limitation, in response to all questions and other inquiries reasonably made or submitted by any of them), prior to and from time to time after the filing and effectiveness of the Registration Statement for the sole purpose of enabling the Investor and such representatives, advisors and underwriters and their respective accountants and attorneys to conduct initial and ongoing due diligence with respect to the Company and the accuracy of the Registration Statement.

      Section 8.2 Non-Disclosure of Non-Public Information.

            (a) The Company shall not disclose non-public information to the Investor, advisors to or representatives of the Investor unless prior to disclosure of such information the Company identifies such information as being non-public information and provides the Investor, such advisors and representatives with the opportunity to accept or refuse to accept such non-public information for review. The Company may, as a condition to disclosing any non-public information hereunder, require the Investor's advisors and representatives to enter into a confidentiality agreement in form reasonably satisfactory to the Company and the Investor.

            (b) Nothing herein shall require the Company to disclose non-public information to the Investor or its advisors or representatives, and the Company represents that it does not disseminate non-public information to any investors who purchase stock in the Company in a public offering, to money managers or to securities analysts, provided, however, that notwithstanding anything herein to the contrary, the Company will, as hereinabove provided, immediately notify the advisors and representatives of the Investor and, if any, underwriters, of any event or the existence of any circumstance (without any obligation to disclose the specific event or circumstance) of which it becomes aware, constituting non-public information (whether or not requested of the Company specifically or generally during the course of due diligence by such persons or entities), which, if not disclosed in the prospectus included in the Registration Statement would cause such prospectus to include a material misstatement or to omit a material fact required to be stated therein in order to make the statements, therein, in light of the circumstances in which they were made, not misleading. Nothing contained in this Section 8.2 shall be construed to mean that such persons or entities other than the Investor
(without the written consent of the Investor prior to disclosure of such information) may not obtain non-public information in the course of conducting due diligence in accordance with the terms of this Agreement and nothing herein shall prevent any such persons or entities from notifying the Company of their opinion that based on such due diligence by such persons or entities, that the Registration Statement contains an untrue statement of material fact or omits a material fact required to be stated in the Registration Statement or necessary to make the statements contained therein, in light of the circumstances in which they were made, not misleading.


                     ARTICLE IX.CHOICE OF LAW/JURISDICTION

      Section 9.1 Governing Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Utah without regard to the principles of conflict of laws. The parties further agree that any action between them shall be heard in Hudson County, New Jersey, and expressly consent to the jurisdiction and venue of the Superior Court of New Jersey, sitting in Hudson County, New Jersey and the United States District Court of New Jersey, sitting in Newark, New Jersey, for the adjudication of any civil action asserted pursuant to this paragraph. EACH PARTY HEREBY IRREVOCABLY WAIVES ANY RIGHT IT MAY HAVE, AND AGREES NOT TO REQUEST, A JURY TRIAL FOR THE ADJUDICATION OF ANY DISPUTE HEREUNDER OR IN CONNECTION HEREWITH OR ARISING OUT OF THIS AGREEMENT OR ANY TRANSACTION CONTEMPLATED HEREBY.


                       ARTICLE X.ASSIGNMENT/TERMINATION

      Section 10.1Assignment. Neither this Agreement nor any rights of the Company hereunder may be assigned to any other Person.

      Section 10.2Termination.   The  obligations  of  the  Investor   to  make
Advances under Article II hereof shall terminate twenty-four (24) months after the Effective Date.


                              ARTICLE XI.NOTICES

      Section 11.1Notices. Any notices, consents, waivers, or other communications required or permitted to be given under the terms of this Agreement must be in writing and will be deemed to have been delivered (i) upon receipt, when delivered personally; (ii) upon receipt, when sent by facsimile, provided a copy is mailed by U.S. certified mail, return receipt requested;
(iii) three (3) days after being sent by U.S. certified mail, return receipt requested, or (iv) one (1) day after deposit with a nationally recognized overnight delivery service, in each case properly addressed to the party to receive the same. The addresses and facsimile numbers for such communications shall be:

If to the Company, to: American Consolidated Management Group Inc.
                       70 West Canyon Crest Rd - Suite D
                       Alpine, UT 84004
                       Attention:
                       Telephone:
                       Facsimile:

With a copy to:


                       Attention:
                       Telephone:
                       Facsimile:

If to the Investor(s): Cornell Capital Partners, LP
                       101 Hudson Street -Suite 3606
                       Jersey City, NJ 07302
                       Attention:  Mark Angelo
                                   Portfolio Manager
                       Telephone:  (201) 985-8300
                       Facsimile:  (201) 985-8266

With a Copy to:        Butler Gonzalez LLP
                       1416 Morris Avenue - Suite 207
                       Union, NJ 07083
                       Attention:  David Gonzalez, Esq.
                       Telephone:  (908) 810-8588
                       Facsimile:  (908) 810-0973

Each party shall provide five (5) days' prior written notice to the other party of any change in address or facsimile number.


                           ARTICLE XII.MISCELLANEOUS

      Section 12.1Counterparts. This Agreement may be executed in two or more identical counterparts, all of which shall be considered one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party. In the event any signature page is delivered by facsimile transmission, the party using such means of delivery shall cause four (4) additional original executed signature pages to be physically delivered to the other party within five (5) days of the execution and delivery hereof, though failure to deliver such copies shall not affect the validity of this Agreement.

      Section 12.2Entire Agreement; Amendments. This Agreement supersedes all other prior oral or written agreements between the Investor, the Company, their affiliates and persons acting on their behalf with respect to the matters discussed herein, and this Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Investor makes any representation, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the party to be charged with enforcement.

      Section 12.3Reporting Entity for the Common Stock. The reporting entity relied upon for the determination of the trading price or trading volume of the Common Stock on any given Trading Day for the purposes of this Agreement shall be Bloomberg, L.P. or any successor thereto. The written mutual consent of the Investor and the Company shall be required to employ any other reporting entity.

      Section 12.4Fees  and  Expenses.   The  Company  hereby agrees to pay the
following fees:

            (a) Legal Fees. Each of the parties shall pay its own fees and expenses (including the fees of any attorneys, accountants, appraisers or others engaged by such party) in connection with this Agreement and the transactions contemplated hereby, except that upon the execution of this Agreement the Company will pay Ten Thousand Dollars ($10,000) to Butler Gonzalez LLP for legal, administrative, and escrow fees. Subsequently on each advance date, the Company will pay Butler Gonzalez LLP, the sum of Five Hundred Dollars ($500) for legal, administrative and escrow fees directly out the proceeds of any Advances hereunder.

            (b)   Commitment Fees.

                  (i) On each Advance Date the Company shall pay to the Investor, directly from the gross proceeds held in escrow, an amount equal to five percent (5%) of the amount of each Advance. The Company hereby agrees that if such payment, as is described above, is not made by the Company on the Advance Date, such payment will be made at the direction of the Investor as outlined and mandated by Section 2.3 of this Agreement.

                  (ii) Upon the execution of this Agreement the Company shall pay to the Investor One Hundred Ninety Five Thousand (195,000) shares of the Company's Common Stock . (the "Investor's Shares").

                  (iii) Fully Earned.  The Investor's Shares   shall  be deemed
fully earned as of the date hereof.

                  (iv) Registration Rights. The Investor's Shares will have "piggy-back" registration rights.

                  (vi)  Due  Diligence  Fee.   The  Company  has  paid  to  the
Investor a non-refundable due diligence fee of Two Thousand Five Hundred Dollars ($2,500) to defray the costs of performing due diligence on the Company.

      Section 12.5Brokerage. Each of the parties hereto represents that it has had no dealings in connection with this transaction with any finder or broker who will demand payment of any fee or commission from the other party. The Company on the one hand, and the Investor, on the other hand, agree to indemnify the other against and hold the other harmless from any and all liabilities to any person claiming brokerage commissions or finder's fees on account of services purported to have been rendered on behalf of the indemnifying party in connection with this Agreement or the transactions contemplated hereby.

      Section 12.6Confidentiality. If for any reason the transactions contemplated by this Agreement are not consummated, each of the parties hereto shall keep confidential any information obtained from any other party (except information publicly available or in such party's domain prior to the date hereof, and except as required by court order) and shall promptly return to the other parties all schedules, documents, instruments, work papers or other written information without retaining copies thereof, previously furnished by it as a result of this Agreement or in connection herein.

                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

      IN WITNESS WHEREOF, the parties hereto have caused this Standby Equity Distribution Agreement to be executed by the undersigned, thereunto duly authorized, as of the date first set forth above.


                                    COMPANY:
                                    AMERICAN CONSOLIDATED MANAGEMENT
                                    GROUP INC.

                                    By:   /s/ Herschel J. Walker
                                    --------------------------------------
                                    Name: Herschel J. Walker
                                    Title: Chairman


                                    INVESTOR:
                                    CORNELL CAPITAL PARTNERS, LP

                                    By:   Yorkville Advisors, LLC
                                    Its:  General Partner

                                    By:   /s/ Mark Angelo
                                    --------------------------------------
                                    Name: Mark Angelo
                                    Title: Portfolio Manager

               AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

                      REPORT ON FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.


                             TABLE OF CONTENTS


                                                                         PAGE
                                                                         -----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        F-1

FINANCIAL STATEMENTS
 Balance sheets                                                           F-2
 Statements of operations                                                 F-3
 Statements of shareholders' deficit                                      F-4
 Statements of cash flows                                                 F-5

NOTES TO FINANCIAL STATEMENTS                                      F-6 - F-13

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders
AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
Greenville, South Carolina


     We have audited the accompanying balance sheets of AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC. as of December 31, 2003 and 2002, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements as of and for the year ended December 31, 2003, the Company has a working capital deficiency of $7.7 million, a shareholders' deficit of $7.7 million, and incurred a loss of $1.5 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Greenville, South Carolina
March 19, 2004

                           AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                          BALANCE SHEETS


                                                                           DECEMBER 31,
                                                                 ---------------------------------
                                                                      2003              2002
                                                                 ---------------   ---------------
                                              ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                   $         1,008   $         1,008


OTHER ASSETS
     Note receivable                                                           -            15,000
                                                                 ---------------   ---------------
                                                                 $         1,008   $        16,008
                                                                 ===============   ===============


                              LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
     Payables and accrued expenses                               $       333,486   $       279,427
     Related party payables                                            7,347,235         5,905,735
     Other                                                                65,000            65,000
                                                                 ---------------   ---------------
                            Total current liabilities                  7,745,721         6,250,162
                                                                 ---------------   ---------------

COMMITMENTS AND CONTINGENCIES - Notes 3, 8 and 11

SHAREHOLDERS' DEFICIT
     Common stock, $.01 par value, 70,000,000 shares
       authorized; 11,925,653 issued and outstanding                     119,257           119,257
     Capital in excess of par value                                    1,212,454         1,212,454
     Accumulated deficit                                              (9,076,424)       (7,565,865)
                                                                 ---------------   ---------------
                            Total shareholders' deficit               (7,744,713)       (6,234,154)
                                                                 ---------------   ---------------
                                                                 $         1,008   $        16,008
                                                                 ===============   ===============









  The accompanying notes are an integral part of these financial statements.

                                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                            STATEMENTS OF OPERATIONS


                                                                               FOR THE YEARS ENDED
                                                                                   DECEMBER 31,
                                                                       -----------------------------------
                                                                             2003               2002
                                                                       ----------------   ----------------
REVENUE                                                                $              -   $             47

GENERAL AND ADMINISTRATIVE EXPENSES                                              65,449            269,660
                                                                       ----------------   ----------------
                          Loss from operations                                  (65,449)          (269,613)
                                                                       ----------------   ----------------

OTHER INCOME (EXPENSES)
        Interest income                                                               -                 56
        Interest expense                                                     (1,430,110)          (518,970)
        Write off of note receivable                                            (15,000)                 -
        Compensation expense                                                          -         (1,012,500)
        Gain on sale of marketable securities                                         -             41,158
        Gain on extinguishment of debt                                                -            294,028
        Impairment loss on intangibles                                                -           (619,259)
        Loss on disposal of property and equipment                                    -               (905)
                                                                       ----------------   ----------------
                                                                             (1,445,110)        (1,816,392)
                                                                       ----------------   ----------------
                          Loss before provision for income taxes             (1,510,559)        (2,086,005)

PROVISION FOR INCOME TAXES                                                            -                  -
                                                                       ----------------   ----------------
                          Net loss                                     $     (1,510,559)  $     (2,086,005)
                                                                       ================   ================

LOSS PER SHARE, basic                                                  $          (0.13)  $          (0.19)
                                                                       ================   ================

WEIGHTED AVERAGE SHARES - basic and diluted                                  11,925,653         11,075,840
                                                                       ================   ================





  The accompanying notes are an integral part of these financial statements.

                                          AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                               STATEMENTS OF SHAREHOLDERS' DEFICIT
                                         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                          ACCUMULATED
                                   COMMON STOCK            CAPITAL IN        OTHER
                           ----------------------------    EXCESS OF     COMPREHENSIVE    ACCUMULATED
                               SHARES        AMOUNT        PAR VALUE        INCOME          DEFICIT          TOTAL
                           -------------  -------------   -----------    -------------    ------------    ------------
BALANCE, DECEMBER 31,
 2001                         69,998,900  $     699,990   $ 7,323,739    $      10,268    $(10,595,048)   $ (2,561,051)

  Reverse stock split
    (100 to 1)               (69,298,525)      (692,986)      692,986                -               -               -
  Shares issued
    for cancellation
    debt                         136,731          1,367       471,613                -               -         472,980
  Shares issued for
    services rendered            662,894          6,629     1,997,894                -               -       2,004,523
  To eliminate equity
    of ACMG in share
    exchange agreement                 -              -   (10,486,232)               -      10,486,232               -
  To record issuance
    of stock and
    recording of RMI
    equity in share
    exchange agreement         9,975,653         99,757       204,454                -      (5,371,044)     (5,066,833)
  Shares issued for
    compensation in
    share exchange
    agreement                    450,000          4,500     1,008,000                -               -       1,012,500
                                                                                                           -----------
Comprehensive loss:
    Net loss                           -              -             -                -      (2,086,005)     (2,086,005)
    Unrealized holding
    gain on investments                -              -             -           16,896               -          16,896
    Reclassification
     adjustment on
     unrealized holding
     gain                              -              -             -          (27,164)              -         (27,164)
                                                                                                           -----------
    Total comprehensive loss                                                                                (2,096,273)
                           -------------  -------------   -----------    -------------    ------------    ------------
BALANCE, DECEMBER 31,
 2002                         11,925,653        119,257     1,212,454                -      (7,565,865)     (6,234,154)

         Net loss                      -              -             -                -      (1,510,559)     (1,510,559)
                           -------------  -------------   -----------    -------------    ------------    ------------
BALANCE, DECEMBER 31,
 2003                         11,925,653  $     119,257   $ 1,212,454    $           -    $ (9,076,424)   $ (7,744,713)
                           =============  =============   ===========    =============    ============    ============







  The accompanying notes are an integral part of these financial statements.

                            AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                      STATEMENTS OF CASH FLOWS


                                                                    FOR THE YEARS ENDED
                                                                        DECEMBER 31,
                                                            ------------------------------------
                                                                 2003                  2002
                                                            --------------        --------------
OPERATING ACTIVITIES
    Net loss                                                $  (1,510,559)        $  (2,086,005)
        Adjustments to reconcile net loss to net
            cash used for operating activities
        Write off of note receivable                               15,000                     -
        Depreciation and amortization                                   -                25,704
        Gain on disposal of marketable securities                       -               (41,158)
        Gain on extinguishment of debt                                  -              (294,028)
        Impairment loss on intangibles                                  -               619,259
        Loss on disposal of property and equipment                      -                   905
        Increase in
            Payables and accrued expenses                          54,059               403,504
                                                            --------------        --------------
                Net cash used for operating activities         (1,441,500)           (1,371,819)
                                                            --------------        --------------

INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                         -                47,830
    Assumption of cash in share exchange agreement                      -                 1,000
                                                            --------------        --------------
                Net cash provided by investing activities               -                48,830
                                                            --------------        --------------

FINANCING ACTIVITIES
    Net proceeds from related party payables                    1,441,500             1,323,015
                                                            --------------        --------------
                Net increase in cash and cash equivalents               -                    26

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,008                   982
                                                            --------------        --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                      $       1,008         $       1,008
                                                            ==============        ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Net change in accumulated other comprehensive income    $           -         $      10,268
                                                            ==============        ==============
    Issuance of stock for reduction in debt                 $           -         $     472,980
                                                            ==============        ==============
    Issuance of stock for services rendered                 $           -         $   2,004,523
                                                            ==============        ==============
    Issuance of stock for compensation on share
        exchange agreement                                  $           -         $   1,012,500
                                                            ==============        ==============
CASH PAID FOR:
    Interest                                                $           -         $           -
                                                            ==============        ==============
    Income taxes                                            $           -         $           -
                                                            ==============        ==============


  The accompanying notes are an integral part of these financial statements.

                AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

  ORGANIZATION
   Effective September 13, 2002, as a result of a share exchange agreement entered into in July 2001 between Renassiance Man, Inc., a Texas corporation ("RMI") and American Consolidated Mining Company, Inc., the Company changed its name from American Consolidated Mining Company, Inc. to American Consolidated Management Group, Inc. ("the Company"). Following the execution of the share exchange agreement, shareholders of RMI own 87 percent of the outstanding stock of the Company. (See Note 2)

   Immediately prior to the consummation of the transaction, the Company effected a 100 to 1 reverse stock split. The transaction was accounted for as a recapitalization of RMI with the issuance of shares for the net assets of the Company (reverse acquisition). Accordingly, no goodwill was recorded in the transaction. As required in accounting for a reverse acquisition, all of the equity of the Company was eliminated and the accumulated deficit of RMI was carried forward. The statement of operations for the year ended December 31, 2002 includes historical operations of the Company through September 13, 2002 and the date of the recapitalization of the Company. The activity of RMI before recapitalization is not presented in these financial statements.

   As part of this transaction, the Company also entered into a settlement and release with Clifton Mining Company (Clifton). Under this agreement, all mining claims and certain other assets, which carried an aggregate book value at December 31, 2001 of $-0-, were exchanged for the release of the Clifton obligation, which at December 31, 2001 was $93,808.

   As of December 31, 2003, the Company had no ongoing operations. The Company had negotiated, but had yet to execute an agreement that, if executed, would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology. The Company would possess an exclusive license in the United States and many other geographical areas. That technology bonds the natural nutrients obtained from freeze dried fruits and vegetables to proteins and other food and beverage products. The technology protects consumable food products while it extends their longevity. The result is an increase in the health value of the foods to the consumer.

   The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. This product has been approved by the Food and Drug Administration for labeling. The Company has exclusivity with the technology in relation to its application to foods and related products.

   In September 2003, the Company issued 450,000 shares of stock to two individuals as a closing bonus in recognition of their efforts in consummating the share exchange with RMI. This transaction resulted in a charge to income of $1,012,500, which has been recorded in 2002, (when the share exchange agreement was effective).

   On November 18, 2003 the Company entered into an agreement with related parties of which the purpose is to enable the Company to acquire the exclusive right to manufacture and market the trade secret technology and related products. The significant provisions of this agreement include the following:

      {circle}Two  shareholders of the Company will contribute 700,000 shares of common stock of the Company to a related party company.
                                                                  (Continued)

      {circle}The Company will pay $3,000,000 to the related party company on or before May 31, 2004.
      {circle}The Company  must  then  satisfy  certain  contingencies  which include successfully securing contracts for the sale of the trade secret technology from two food service providers, securing employment of a specific individual being sought by the Company, and securing financing from one or more sources.
      {circle}Upon satisfying all of the above criteria, the related party company will reduce its outstanding payable balance by $2,750,000 and will record the debt forgiveness. As of December 31, 2003, the Company owed the related party $6,063,656. (See Note 8)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

  CASH AND CASH EQUIVALENTS
   For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

  MARKETABLE SECURITIES
   The Company classifies marketable debt securities as "held-to-maturity" if it has the positive intent and ability to hold the securities to maturity. All other marketable debt and equity securities are classified as "available-for-sale." Securities classified as "available-for-sale" are carried in the financial statements at fair value. Realized gains and losses, determined using the specific identification method, are included in earnings; unrealized holding gains and losses are included in other comprehensive income which is reported as a separate component of shareholders' deficit. Securities classified as held-to-maturity are carried at amortized cost.

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

  OTHER ASSETS
   Other assets consisted of notes receivable at December 31, 2002.

  INTANGIBLE ASSETS
   Intangible assets consisted of a patent for an exclusive right to a formula. Management periodically reviews the carrying value of the Company's intangible assets to determine whether an impairment may exist. The Company considers relevant cash flow and profitability information, including estimated future operating results, trends and other available information, in assessing whether the carrying value of intangible assets can be recovered. If it is determined that the carrying value of intangible assets will not be recovered from the undiscounted future cash flows of the acquired business, the carrying value of such intangible assets would be considered impaired and reduced by a charge to operations in the amount of the impairment. As of December 31, 2002, the Company recorded a charge of $619,259 to reduce the carrying value to $0.

  INCOME TAXES
        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards


                                                                  (Continued)

   ("SFAS") No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

  BASIC AND DILUTED NET LOSS PER COMMON SHARE AND OTHER EQUITY TRANSACTIONS
   The Company had no stock options, warrants, or other common stock equivalents outstanding during the years ended December 31, 2003 and 2002. Accordingly, basic and diluted shares are based on the weighted average number of common shares outstanding.

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

   On September 13, 2002, the Company affected a share exchange in accordance with the Plan of Share Exchange (the "Share Exchange Agreement") with RMI. Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock were transferred to the Company in exchange for shares of the Company's common stock. To affect the share exchange, the Company issued 9,975,653 shares to the shareholders of RMI stock. As a result of the share exchange, the shareholders of RMI became the controlling shareholders for the Company. The share amounts in the financial statements have been retroactively restated to reflect the share exchange transaction.

   In September 2003, the Company issued 450,000 shares of stock to two individuals as a closing bonus in recognition of their efforts in consummating the share exchange with RMI. This transaction resulted in a charge to income of $1,012,500, which has been recorded in 2002, (when the share exchange agreement was effective). The charge to income was based on the estimated market value (trading price) of the stock as of the completion of the transaction with RMI.

  SHARE-BASED COMPENSATION
   The  Company   measures  share-based  compensation  based  on  the  equity instruments issued at the date of grant.


                                                                  (Continued)
                                      F-8

  RECENT ACCOUNTING PRONOUNCEMENTS
   In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148,
    "Accounting for Stock-based Compensation-Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any impact on the financial condition or operating results of the Company.

   In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.


   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.


   In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

   In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46

                                                                  (Continued)
   provides  guidance  for  determining  whether  an  entity qualifies  as  a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.
   Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.


NOTE 3 - GOING CONCERN

At December 31, 2003, the Company has a $7.7 million working capital deficiency, a shareholders' deficit of $7.7 million, and incurred a loss of $1.5 million for the year ended December 31, 2003. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company negotiated, and subsequent to December 31, 2003, executed an agreement that would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented. The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing may follow.

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


NOTE 4 - PAYABLES AND ACCRUED EXPENSES

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2003          2002
                                                     ---------     ----------
  Trade payables                                     $       -     $    5,797
  Accrued interest                                     320,867        262,067
  Other accrued liabilities                             12,619         11,563
                                                     ---------     ----------
                                                     $ 333,486     $  279,427
                                                     =========     ==========

NOTE 5 - MARKETABLE SECURITIES

Changes in the unrealized holding gain on marketable securities available-for-sale are reported as a separate component of stockholders' deficit as follows:

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2003          2002
                                                     ---------     ----------
  Balance, beginning of year                         $       -     $  10,268
  Unrealized holding gain                                    -             -
  Decrease due to disposal of marketable securities          -       (51,426)
  Increase due to gain realized on sale of
    marketable securities                                    -        41,158
                                                     ---------     ----------
                                                     $       -     $       -
                                                     =========     ==========

NOTE 6 - INTANGIBLE ASSETS

In conjunction with the Share Exchange Agreement entered into on September 13, 2002, the Company recorded intangible assets of $644,363 related to a patent for an exclusive right to a formula. Subsequently, the Company determined the formula was not saleable and the value of intangible asset was impaired. As of December 31, 2002, the Company recorded a charge of $619,259 to reduce the carrying value to $0.

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2003          2002
                                                     ---------     ----------
  Machinery and equipment                            $       -     $  11,118
  Office equipment and fixtures                              -           994
                                                     ---------     ----------
                                                                      12,112
  Less accumulated depreciation and amortization             -        10,606
                                                     ---------     ----------
                                                                       1,506
  Loss on impairment                                         -        (1,506)
                                                     ---------     ----------
                                                     $       -     $       -
                                                     =========     ==========

In September 2002, the Company settled a trade payable of $93,808 owed to Clifton, a related party, and a note payable of $41,159 in exchange for fixed assets and mining bonds. The Company recognized a gain on extinguishment of debt of $122,445. As a result of this agreement, the Company began depreciating assets of RMI on a straight line basis over the remaining useful lives of the assets. Depreciation expense for the year was $600. At December 31, 2002, the Company determined that the remaining value of the fixed assets was impaired and recorded an impairment loss of $1,506 in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of long-lived Assets".

NOTE 8 - RELATED PARTIES

                                                           DECEMBER 31,
                                                     ------------------------
                                                        2003          2002
                                                     ---------     ----------
  Unsecured non-interest bearing notes payable to
   certain shareholders of the Company, due on
   demand.                                           $  23,579     $   13,000
  Account payable due to a shareholder for
   advertising services.  This payable is due on
   demand with interest at 2 percent per year,
   unsecured.                                          460,000        460,000
  Advances from an independent entity owned by
   certain shareholders, due on demand, with
   interest at 25.75 percent per year, unsecured.    6,063,656      4,632,735
  Note due to Aloe Commodities International Inc.,
   a related party, due due on demand, with
   interest at 6 percent per year.                     800,000        800,000
                                                    ----------     ----------
                                                    $7,347,235     $5,905,735
                                                    ==========     ==========

On April 1, 2002, the Company settled the outstanding unsecured note payables owed to individuals. The notes and related accrued interest were forgiven resulting in a gain on the extinguishment of debt of $171,583.

Certain shareholders of the Company own an entity that provides funding for the Company. The Company has assumed a financing contract with this entity. On November 18, 2003, the Company signed an agreement which will reduce the related party payable by $2,750,000 after certain contingencies are met. (See Note 1). The amount owed to this company under the financing contract was $6,063,656 and $4,632,735 at December 31, 2003 and 2002, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2003          2002
                                                    ---------    -----------
  Income tax benefit at statutory rate              $(513,590)   $  (365,000)
  Loss of net operating loss carryforwards                  -      3,273,000
  Change in valuation allowance                       513,490     (2,908,000)
                                                    ---------    -----------
                                                    $       -    $         -
                                                    =========    ===========

         Deferred tax assets (liabilities) are comprised of the following:

                                                          DECEMBER 31,
                                                    ------------------------
                                                       2003          2002
                                                    ---------    -----------
  Net operating loss carryforwards, beginning in
    2002                                            $ 878,590    $   365,000
  Valuation allowance                                (878,590)      (365,000)
                                                    ---------    -----------
                                                    $       -    $         -
                                                    =========    ===========

With the changes in the Company's ownership that occurred in 2002, the past net operating carryforwards became unusable under Section 382 of the Internal Revenue Code. Management believes it is more likely than not the Company will not be able to realize the net operating loss carryforwards generated beginning in 2002 and has fully reserved for net operating losses generated in 2002. Net operating losses expire in tax years beginning in 2017 and thereafter.

NOTE 10 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates for unsecured borrowings.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

A related party claims the Company is contingently liable with respect to purchases of inventory by the related party in the normal course of business. The amount of this contingent liability is $248,525 at December 31, 2003 and 2002. The Company has not provided any accruals for this liability in the financial statements and believes it is not liable for these inventory purchases. The Company is attempting to resolve this issue with the related party and believes no amounts are owed by the Company. No assurances can be given about the resolution of this issue or the amount the Company may be required to pay in settlement of this contingency.

NOTE 12 - SUBSQUENT EVENTS, (UNAUDITED)

On March 18, 2004, the Company has entered into a Professional, Employee, Consultant stock compensation plan ("the Plan") to provide compensation in the form of Common Stock of the Company to eligible professionals, employees or consultants that have previously rendered services or that will render services. Additionally, the Plan is designed to provide for the incentive stock options for eligible recipients. The total number of shares of Common Stock to be subject to the Plan is 2,500,000. The shares subject to the Plan were registered with the SEC on March 22, 2004.

On March 23, 2004, the Company entered into a final technology transfer/license agreement with Dr. Jack Watkins of San Diego, California. The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. Also, during this week, the Company entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Funding for equipment acquisitions will be provided from capital raised from the agreement with Cornell Capital Partners, L.P., discussed below, as well as from the sale of personal stock of one of the Company's directors.

On March 25, 2004, the Company entered into a final Standby Equity Distribution Agreement (the "Agreement") with Cornell Capital Partners, L.P. (the "Investor"), a Delaware limited partnership. Under the agreement and subject to its terms and conditions, the Investor will purchase from the Company newly issued common shares up to a total of $10 million in market. The funding will occur over a period of two years. The contract contains certain provisions that must be met prior to funding.

                        CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation of the financial statements of American Consolidated Management Group, Inc. in the Annual Report (Form 10-KSB) for the year ended December 31, 2003.

                                        Elliott Davis, LLC

Greenville, South Carolina
April 13, 2004