Form 10QSB
period 2004-03-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-05-24
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                         Commission File Number 0-20642


                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Utah                                       87-0375093
   --------------------------------            ---------------------------------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)


                 714 Fairview Road, Greer, South Carolina 29651
                 ----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (864) 848-1900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  [X]Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of May 12, 2004
          ------------                      ------------------------------
          Common Stock                                13,125,652

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  American Consolidated Management Group, Inc.
                                    Consolidated Balance Sheets (Unaudited)


                                                                         3/31/04                        12/31/03
                                                                      -------------                  -------------
                                                                       (unaudited)                      (audited)
ASSETS

Current Assets

Cash                                                                  $         182                  $       1,008
                                                                      -------------                  -------------
 Total Current Assets                                                           182                          1,008


Construction in Progress                                                      5,739                            -
                                                                      -------------                  -------------
Total Property Plant and Equipment                                            5,739                            -


     Total Assets                                                     $       5,921                  $       1,008
                                                                      =============                  =============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities


Related Party Payables                                                    7,875,569                      7,347,235
Payable and Accrued Expenses                                                399,440                        333,486
Other                                                                        65,000                         65,000
                                                                      -------------                  -------------

Current Liabilities                                                       8,340,009                      7,745,721
                                                                      -------------                  -------------

Commitments and Contingencies

Common Stock, $.01 par value, 70,000,000 shares
     authorized, 13,125,652 and 11,925,653 shares issued
     and outstanding, respectively                                          131,257                        119,257
Paid in capital                                                           1,807,335                      1,212,454
Unearned Stock Compensation                                                (126,720)                           -
Accumulated Deficit                                                     (10,145,960)                    (9,076,424)
                                                                      -------------                  -------------

Total Shareholder's Deficit                                              (8,334,088)                    (7,744,713)
                                                                      -------------                  -------------

     Total Liabilities and Equity                                     $       5,921                  $       1,008
                                                                      =============                  =============



                      See accompanying notes to condensed consolidated financial statements.

                                                        2

                                  American Consolidated Management Group, Inc.
                                Consolidated Statement of Operations (Unaudited)


                                                                                Three Months Ended
                                                                     March 31, 2004             March 31, 2003
                                                                    ----------------           ----------------
Revenues                                                            $              -           $              -

General and Administrative Expenses

     Legal                                                                   174,522                          -
     Consulting                                                              298,247                          -
     Other                                                                   121,352                     18,605
                                                                    ----------------           ----------------
Total General and Administrative Expenses                                    594,121                     18,605
                                                                    ----------------           ----------------
(Loss) from Operations                                                      (594,121)                   (18,605)

Other Expenses

    Interest Expense                                                         475,416                    319,814
                                                                    ----------------           ----------------
Loss before provision for Income taxes                                   (1,069,537)                  (338,419)
                                                                    ----------------           ----------------

Provision for Income taxes                                                         -                          -
                                                                    ----------------           ----------------
Net Loss
                                                                          (1,069,537)                  (338,419)
                                                                    ================           ================

Loss per Share, basic and diluted                                   $          (0.09)          $          (0.03)
                                                                    ================           ================

Weighted Average Shares, basic and diluted                                12,004,774                 11,925,653
                                                                    ================           ================



                    See accompanying notes to condensed consolidated financial statements.

                                                      3

                                          American Consolidated Management Group, Inc.
                                        Consolidated Statement of Cash Flows (Unaudited)


                                                                                     Three Months Ended
                                                                           March 31, 2004           March 31, 2003
                                                                           --------------           --------------
Operating Activities
   Net (Loss)                                                              $  (1,069,537)           $    (338,419)
   Adjustments to reconcile net (loss) to net cash used for
       operating activities:
         Issuance of Stock for Services Rendered                                 480,162                        -
         Increase (Decrease) in Accounts Payable and Accruals                     55,375                   14,700
                                                                           -------------            -------------
                Net cash used for Operating activities                          (534,000)                (323,719)

Investing Activities
   Capital Expenditures                                                           (5,739)                       -
                                                                           -------------            -------------
                Net cash used for Investing activities                            (5,739)                       -

Financing Activities
   Net Proceeds from Related Party Payables                                      538,913                  323,719
                                                                           -------------            -------------
                Net cash provided by Financing activities                        538,913                  323,719
                                                                           -------------            -------------

Net Change in Cash and Cash Equivalents                                             (826)                       -

Cash at the Beginning of the Period                                                1,008                    1,008
                                                                           -------------            -------------

Cash at the End of the Period                                                        182                    1,008
                                                                           -------------            -------------
Cash Paid for:
   Interest                                                                            -                        -
   Taxes                                                                               -                        -
                                                                           -------------            -------------

                    See accompanying notes to condensed consolidated financial statements.

                                                     4

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - Interim Condensed Consolidated Financial Statements

         The accompanying condensed consolidated financial statements have been prepared without audit. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the dates and for the periods presented herein have been made.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2003 Annual Report on Form 10-KSB.


NOTE 2 - Commitment and Contingencies

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's common stock. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods, L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments will be $6,182 per month until the end of the lease on April 30, 2005. Funding for equipment acquisitions is anticipated to be provided from capital raised from the agreement with Cornell Capital Partners, L.P., discussed below, although there can be no assurance that such funding will be available.

         On March 25, 2004, the Company entered into a final Standby Equity Distribution Agreement (the "Cornell Agreement") with Cornell Capital Partners, L.P. (the "Investor"), a Delaware limited partnership. This agreement provides for that the Company may receive up to $10,000,000 in funding from the sale of common stock, payable in installments. The funding may occur over a period of two years. Investor received 195,000 shares of the Company's common stock as a commitment fee in connection with the Cornell Agreement. The Cornell Agreement contains certain provisions that must be met prior to funding, including, but not limited to, a requirement that a resale registration statement with respect to the securities to be acquired by Investor is filed and has been declared effective by the SEC and the authorization for the Company's common stock to be traded in the OTC Bulletin Board. Because these contingencies have not been satisfied and there can be no assurance that these and other contingencies will be satisfied, there can be no assurance that any funding will be provided by Investor under the Cornell Agreement. In connection with the Cornell Agreement, the Company also executed a Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement.

         The Company also entered into an agreement with Newbridge Securities Corporation ("Newbridge") in March 2004. Under the terms of this agreement, Newbridge is acting as the Company's exclusive placement agent in connection with the Cornell Agreement. Newbridge is providing placement agent related services under this Agreement. The services will be performed during the period that the Cornell Agreement is in effect. The Company has issued to Newbridge 5,000 shares of the Company's common stock as consideration for services under this agreement.

NOTE 3 - Stock Compensation Related Transactions

         During the quarter ended March 31, 2004, the Company issued 1,200,000 shares of stock as compensation for services or in lieu of fees charged for the transaction.

         The first issuance of stock is as a result of the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. as explained in Note 2 and resulted in a charge of $97,500 for 195,000 shares of stock received estimated based on the value of the stock received in lieu of payment of a commitment fee in connection with the agreement.

         The Company issued 500,000 shares of stock to a consultant in consideration for legal services, of which 250,000 shares were earned during the first quarter 2004 and the remaining 250,000 shares will be earned in the second quarter of 2004. The issuance of stock resulted in a $126,720 charge to income based on the estimate of fair value of services rendered to the Company and $126,720 in unearned stock compensation that will be expensed during the second quarter of 2004 when such compensation is earned.

         The Company issued 500,000 shares of stock to a consultant for providing consulting services relating to the acquisition and development of a business opportunity involving the proprietary technology developed by Dr. Jack Watkins. The issuance of this stock resulted in a $253,440 charge to income during the first quarter based on an estimate of fair value of the services rendered.

         The Company issued 5,000 shares of stock as consideration for services rendered by Newbridge Securities Corporation. Newbridge is acting as the Company's exclusive placement agent. (see Note 2). Expense related to issuance of the stock resulted in a $2,500 charge to operations.

NOTE 4 - Subsequent Events

         As of March 31, 2004, Associated Receivables Funding, Inc. ("ARF") claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the "Settlement"). Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods, L.L.C. agreed to assume an obligation to pay ARF the amount of $2,640,000 (the "Beta Obligation"). The liability of Beta Foods, L.L.C. to pay the Beta Obligation is expressly limited to the payment of the increased royalty amount under the Beta Agreement which are contingent on sales of the phytonutrient product by ACMG. Beta Foods, LLC is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods, L.L.C. to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods, L.L.C in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods, L.L.C. and its members have been paid.

         In May 2004, the Company also entered into Loan Agreements with Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Each of these lenders provided the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. The Company does not have the funds to repay these loans and does not anticipating generating sufficient revenues during the next six months to repay the amounts owing. As a result, the Company will need to find funding from other sources to repay the amounts owed. There can be no assurance that the Company will be successful in locating additional sources of funding to repay the loans or the funding, if available, will be obtained on favorable terms.

NOTE 5 - Net Loss Per Common Share

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

NOTE 6 - Going Concern

         At December 31, 2003, in the Company's audited financial statements included in its Form 10-KSB the audit report contained an explanatory paragraph, which raised substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses and the lack of any revenue generating activities, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity. There can be no assurance that the Company will continue as a going concern.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had minimal cash on hand at March 31, 2004 and does not have sufficient funding to execute its business plan. The Company believes that agreements set forth in Notes 2 and 4 will enable it to develop and market this technology to customers in the food service industry. However, no assurance can be made that the provisions in the Cornell Agreement can be met, and accordingly, that adequate financing to operate the Company can be obtained.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $182 in cash as of March 31, 2004. As of March 31, 2004, the Company's working capital (deficit) was ($8,339,827) and current liabilities were $8,340,009.

         The Company has experienced net losses during the past two fiscal years and has a significant working capital deficit. During the past two fiscal years the Company has had limited business operations. The Company anticipates having a negative cash flow from operating activities in future quarters and years. The Company also expects to incur further operating losses in future quarters and years until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's restricted stock. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods, L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments will be $6,182 per month until the end of the lease on April 30, 2005. Funding for equipment acquisitions is anticipated to be provided from capital raised from the agreement with Cornell Capital Partners, L.P., discussed below, although there can be no assurance that such funding will be available.

         The Company's business plan does not contemplate distributing this powder or a food product containing it directly to the consumer at first, but selling the powder custom blended by product to leading food manufacturers to include in their domestic or worldwide product lines. The Company believes this will be attractive to food manufacturers because it will allow these selected manufacturers to sell a more nutritious product or a nutritious version of an existing product. To date, the Company has not entered into substantial agreements with food manufacturers and there can be no assurance that the Company will enter into significant agreements with such manufacturers. In furtherance of the its objective, the Company has also started to assemble a management team of experienced professionals within the food industry to commercialize this product.

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $538,913 in net proceeds through financing activities for the three months ended March 31, 2004. The Company used net cash of ($534,000) for operating activities during the three months ended March 31, 2004. In the first quarter of 2004, the Company issued 1,200,000 shares of common stock as payment for consulting services. As of March 31, 2004, the Company's current liabilities totaled $8,340,009 and the Company had working capital (deficit) of ($8,339,827).

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had minimal cash on hand at March 31, 2004 and does not have sufficient funding to execute its business plan. The Company will need to obtain at least $1.8 million to executed its business plan over the next twelve months. Thereafter, the Company cash needs have not been determined. The Company believes that with the Beta Agreement it will be able to successfully seek and obtain financing from capital and credit sources, which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2004 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

         In May 2004, the Company also entered into Loan Agreements with Upstate Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Each of these lenders provided the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's common stock as additional consideration for the loans. The Company does not have the funds to repay these loans and does not anticipating generating sufficient revenues during the next six months to repay the amounts owing. As a result, the Company will need to find funding from other sources to repay the amounts owed. There can be no assurance that the Company will be successful in locating additional sources of funding to repay the loans or the funding, if available, will be obtained on favorable terms.

         On March 25, 2004, the Company entered into a final Standby Equity Distribution Agreement (the "Cornell Agreement") with Cornell Capital Partners, L.P. (the "Investor"), a Delaware limited partnership. This agreement provides for that the Company may receive up to $10,000,000 in funding from the sale of common stock, payable in installments. The funding may occur over a period of two years. Investor received 195,000 shares of the Company's common stock as a commitment fee in connection with the Cornell Agreement. The Cornell Agreement contains certain provisions that must be met prior to funding, including, but not limited to, a requirement that a resale registration statement with respect to the securities to be acquired by Investor is filed and has been declared effective by the SEC and the authorization for the Company's common stock to be traded in the OTC Bulletin Board. Because these contingencies have not been satisfied and there can be no assurance that these and other contingencies will be satisfied, there can be no assurance that any funding will be provided by Investor under the Cornell Agreement. In connection with the Cornell Agreement, the Company also executed a Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement.

         The Company also entered into an agreement with Newbridge Securities Corporation ("Newbridge") in March 2004. Under the terms of this agreement, Newbridge is acting as the Company's exclusive placement agent in connection with the Cornell Agreement. Newbridge is providing placement agent related services under this Agreement. The services will be performed during the period that the Cornell Agreement is in effect. The Company has issued to Newbridge 5,000 shares of the Company's common stock as consideration for services under this agreement.

         Stock Based Compensation

         During the quarter ended March 31, 2004, the Company issued 1,200,000 shares of stock as compensation for services or in lieu of fees charged for the transaction.

         The first issuance of stock is as a result of the Standby Equity Distribution Agreement with Cornell Capital Partners, L.P., as described above, and resulted in a charge of $97,500 for 195,000 shares of stock received estimated based on the value of the stock received in lieu of payment of a commitment fee in connection with the agreement.

         The Company issued 500,000 shares of stock to Richard Shanks, a consultant, in consideration for legal services, of which 250,000 shares were earned during the first quarter 2004 and the remaining 250,000 shares will be earned in the second quarter of 2004. The issuance of stock resulted in a $126,720 charge to income based on the estimate of fair value of services rendered to the Company and $126,720 in unearned stock compensation that will be expensed during the second quarter of 2004 when such compensation is earned.

         The Company issued 500,000 shares of stock to Joseph Tovey, a consultant, for providing consulting services relating to the acquisition and development of a business opportunity involving the proprietary technology developed by Dr. Jack Watkins. The issuance of this stock resulted in a $253,440 charge to income during the first quarter based on an estimate of fair value of the services rendered.

         The Company issued 500,000 shares of stock to Joseph Tovey, a consultant, for providing consulting services relating to the acquisition and development of a business opportunity involving the proprietary technology developed by Dr. Jack Watkins. The issuance of this stock resulted in a $253,440 charge to income during the first quarter based on an estimate of fair value of the services rendered.

Off-Balance Sheet Arrangements

         As of March 31, 2004, Associated Receivables Funding, Inc. ("ARF") claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the "Settlement") which effectively eliminates a significant amount of the obligation to ARF. Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods, L.L.C. agreed to assume an obligation to pay ARF the amount of $2,640,000 (the "Beta Obligation"). The liability of Beta Foods, L.L.C. to pay the Beta Obligation is expressly limited to the payment of the increased royalty amount under the Beta Agreement which are contingent on sales of the phytonutrient product by ACMG. Beta Foods, L.L.C. is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods, L.L.C. to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods, L.L.C in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods, L.L.C. and its members have been paid.

         Management entered into this arrangement because it eliminated approximately $6,100,000 in liabilities from its balance sheet at the cost of paying increased royalties based on possible product sales in the amount the Beta Obligations and the other amounts described in the prior paragraph. Management of the Company believes that this agreement represents an off balance sheet arrangement as defined in Item 303 of Regulation SB.

         The royalty payments are to be collected from ACMG as sales are generated from the phytonutrient product. Currently, under this arrangement, the Company has not generated any sales or signed any sales contracts related to the phytonutrient product. Based on this, the Company has not recorded any liability related to anticipated royalty payments.

         The Company does not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The Company's accounting policies are discussed in Note 2 to the Company's audited financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SAFS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         The Company is named as a Defendant in a lawsuit initiated in the Court of Common Pleas in Greenville County, South Carolina by JWT Specialized Communications, Inc. The Company is a party as a result of its acquisition of Renaissance Man, Inc. ("RMI"), which closed in September, 2002. The suit alleges that advertising services were performed by JWT for RMI and payment was not received for the same. The plaintiff is seeking $573,000 in damages. The Company has answered the lawsuit and believes that the damages sought are excessive. The Company is engaged in settlement negotiations, and local Court rules mandate mediation and/or arbitration which, the Company is hopeful, will facilitate a cost effective resolution, however, this lawsuit is subject to all of the risks and uncertainties of litigation and there can be no assurance that this lawsuit will be resolved on favorable terms.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

         The Company filed an S-8 Registration Statement with the Securities and Exchange Commission on March 22, 2004 relating to up to 2,500,000 shares of common stock. The Commission file number is 333-113819. The Company has sold 1,000,000 shares of common stock to pursuant to such registration statement. The Company has received no cash proceeds from the sale of such stock; rather, the stock was issued as compensation for services rendered. As of March 31, 2004, the Company had incurred expenses of less than $15,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, filing fees and printing costs. None of the expenses constituted direct or indirect payments to directors, officers, general partners of the Company or their associates; to persons owning ten percent (10%) or more of any class of equity securities of the Company; or to affiliates of the issuer. No underwriters discounts, commissions or finders fees will be paid in connection with the offering.

         In March 2004, the Company entered into a final Standby Equity Distribution Agreement (the "Cornell Agreement") with Cornell Capital Partners, L.P. (the "Investor"), a Delaware limited partnership. This agreement provides, subject to certain contingencies that have not been satisfied, that the Company may receive up to $10,000,000 in funding from the sale of common stock, payable in installments. The funding may occur over a period of two years. Investor received 195,000 shares of the Company's common stock as a commitment fee in connection with the Cornell Agreement. The Company also entered into an agreement with Newbridge Securities Corporation ("Newbridge") in March 2004. Under the terms of this agreement, Newbridge is acting as the Company's exclusive placement agent in connection with the Cornell Agreement. Newbridge is providing placement agent related services under this Agreement. The services will be performed during the period that the Cornell Agreement is in effect. The Company has issued to Newbridge 5,000 shares of the Company's common stock as consideration for services under this agreement. The securities issued to Investor and Newbridge were exempt from registration under Sections 4(2) and 4(6) of the Securities Act of 1933 and pursuant to Regulations D as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions.

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

       EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
       -----------                    ----------------------

         3(i).1 Articles of Restatement of Articles of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002)

         3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.1 2004 Professional Employee Consultant Stock Compensation Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (SEC File No. 333-113819))

       EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
       -----------                    ----------------------

         10.2 Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LLP dated March 25, 2004 (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003)

         10.3 Escrow Agreement, by and between the Company, Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated March, 2004

         10.4 Consulting Agreement, but and between the Company and William Strenglis, dated January 13, 2004

         10.5 Registration Rights Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 14, 2004

         10.6 Placement Agent Agreement, by and between the Company, Cornell Capital Partners, LP and Newbridge Securities Corporation, dated March 14, 2004

         10.7 Compromise and Settlement Agreement, by and between the Company and Associated Receivables Funding, Inc., dated May 14, 2004

         10.8 License Agreement, by and between the Company and Beta Foods, LLC, dated March 23, 2004

         10.9 Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004

         10.10 Loan Agreement, by and between the Company and Herschel Walker, dated May 14, 2004

         10.11 Loan Agreement, by and between the Company and Capital Investments, LLC, dated May 14, 2004

         10.12 Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003

         10.13          Standard Sublease, dated March 15, 2004

         10.14 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

         A current report on Form 8-K was filed on March 19, 2004 reporting under Item 5 information relating to the Beta Agreement.

         A current report on Form 8-K was filed on March 24, 2004 reporting under Item 5 additional information relating to the Beta Agreement.

         A current report on Form 8-K was filed on March 26, 2004 reporting under Item 5 information relating to the Cornell Agreement.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                   (Registrant)



Date: May 21, 2004                 By /s/ Herschel J. Walker
                                     ----------------------------------
                                     Herschel J. Walker
                                     President and CEO