Form 10QSB
period 2004-06-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-08-16
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

                         Commission File Number 0-20642


                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
             ------------------------------------------------------
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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                   Outstanding as of August 11, 2004
         ------------                ---------------------------------
         Common Stock                            13,125,652

                        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  American Consolidated Management Group, Inc.
                                                 Balance Sheets


                                                                         6/30/04                   12/31/03
                                                                      -------------             -------------
                                                                        (unaudited)
ASSETS

Current Assets

Cash                                                                  $     130,026             $       1,008
Accounts Receivable                                                           2,145                         -
Inventory                                                                    12,399                         -
Prepaids                                                                     36,182                         -
                                                                      -------------             -------------
Total Current Assets                                                        180,752                     1,008

Construction in Progress                                                     47,978                         -
                                                                      -------------             -------------
Total Property Plant and Equipment                                           47,978                         -


     Total Assets                                                     $     228,730             $       1,008
                                                                      =============             =============



LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables (Note 2)                                       $   2,023,483             $   7,347,235
Payable and Accrued Expenses                                                454,853                   333,486
Other                                                                        65,000                    65,000
                                                                      -------------             -------------
Current Liabilities                                                       2,543,336                 7,745,721
                                                                      -------------             -------------

Long-Term Liabilities

Contingent Royalities Payable (Note 3)                                    2,640,000                         -

Commitments and Contingencies


Common Stock, $.01 par value, 70,000,000 shares
  authorized, 13,125,652 issued and outstanding                             131,257                   119,257
Paid in capital                                                           1,807,334                 1,212,454
Unearned Stock Compensation                                                       -                         -
Accumulated Deficit                                                      (6,893,197)               (9,076,424)
                                                                      -------------             -------------
Total Shareholder's Deficit                                              (4,954,606)               (7,744,713)
                                                                      -------------             -------------

     Total Liabilities and Equity                                     $     228,730             $       1,008
                                                                      =============             =============


                                                       2

                                          American Consolidated Management Group, Inc.
                                               Statement of Operations (Unaudited)



                                                                    Three Months Ended                    Six Months Ended
                                                          June 30, 2004        June 30, 2003       June 30, 2004    June 30, 2003
                                                          -------------        -------------       -------------    -------------
Revenues                                                  $       2,145        $           -       $       2,145    $           -

Cost of Goods Sold                                                1,164                    -               1,164                -
                                                          -------------        -------------       -------------    -------------

Gross Profit                                                        981                    -                 981                -

General and Administrative Expenses
     Legal                                                      137,826                    -             312,348                -
     Consulting                                                  82,673                    -             380,920                -
     Marketing and Advertising                                        -                    -              17,558                -
     Other                                                       54,054               12,092              57,848           30,697
                                                          -------------        -------------       -------------    -------------
Total General and Administrative Expenses                       274,553               12,092             768,674           30,697
                                                          -------------        -------------       -------------    -------------

(Loss) from Operations                                         (273,572)             (12,092)           (767,693)         (30,697)

Other Income(Expense)
    Gain on Extinguishment of Debt (Note 3)                   3,746,897                    -           3,746,897                -
    Interest Expense                                           (220,561)            (344,630)           (695,977)        (664,444)
    Debt Placement                                                    -                    -            (100,000)               -
    Other                                                             -                1,896                   -            1,896
                                                          -------------        -------------       -------------    -------------

Total Other Income(Expense)                                   3,526,336             (342,734)          2,950,920         (662,548)
                                                          -------------        -------------       -------------    -------------
Income (Loss) before provision for Income taxes               3,252,764             (354,826)          2,183,227         (693,245)
                                                          -------------        -------------       -------------    -------------

Provision for Income taxes                                            -                    -                   -                -
                                                          -------------        -------------       -------------    -------------

Net Income (Loss)                                         $   3,252,764        $    (354,826)      $   2,183,227    $    (693,245)
                                                          =============        =============       =============    =============


Loss per Share, basic and diluted                         $        0.25        $       (0.03)      $        0.17    $       (0.06)
                                                          =============        =============       =============    =============

Weighted Average Shares, basic and diluted                   13,125,652           11,925,653          12,565,213       11,925,653
                                                          =============        =============       =============    =============

                                                               3

                                  American Consolidated Management Group, Inc.
                                       Statement of Cash Flows (Unaudited)


                                                                                                Six Months Ended
                                                                                      June 30, 2004            June 30, 2003
                                                                                      -------------            -------------
Operating Activities

        Net (Loss)                                                                     $  2,183,227             $   (693,244)
        Adjustments to reconcile net (loss)
           to net cash used for operating
           activities
                 Issuance of Stock for Services Rendered                                    606,882                        -
                 Gain on Extinguishment of Debt                                          (3,746,697)                       -
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                           (12,399)                       -
                        Accounts Receivable                                                  (2,145)                       -
                        Prepaids                                                            (36,182)                       -
                        Accounts Payable and Accruals                                       121,367                   29,400
                                                                                       ------------             ------------

                        Net cash used for Operating activities                             (885,947)                (663,845)

Investing Activities

        Capital Expenditures                                                                (47,978)                       -
                                                                                       ------------             ------------

                        Net cash used for Investing activities                              (47,978)                       -

Financing Activities

        Net Proceeds from Related Party Payables                                          1,062,943                  663,844
                                                                                       ------------             ------------

                        Net cash provided by Financing activities                         1,062,943                  663,844
                                                                                       ------------             ------------

Net Change in Cash and Cash Equivalents                                                     129,018                        -

Cash at the Beginning of the Period                                                           1,008                    1,008
                                                                                       ------------             ------------

Cash at the End of the Period                                                          $    130,026             $      1,008
                                                                                       ============             ============

Cash Paid for:
        Interest                                                                                  -                        -
                                                                                       ------------             ------------

        Taxes                                                                                     -                        -
                                                                                       ------------             ------------


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. The Company's significant accounting policies are set forth in Note 2 to the consolidated financial statements in the December 31, 2003 Annual Report on Form 10-KSB.


NOTE 2 - Related Party Payables

         In May 2004, the Company entered into Loan Agreements with Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Each of these lenders agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. Capital Investments, LLC funded its loan obligation in May 2004, included in Related Party Payables. Mr. Walker has not funded his loan obligation and will not in the future. The Company does not have the funds to repay and does not anticipate generating sufficient revenues prior to November 2004 to repay the amounts owing on the Capital Investments, LLC, loan. As a result, the Company will need to find funding from other sources to repay the amounts owed. There can be no assurance that the Company will be successful in locating additional sources of funding to repay the loan or the funding, if available, will be obtained on favorable terms.


NOTE 3 - Contingent Royalty Payable

         As of March 31, 2004, Associated Receivables Funding, Inc. ("ARF") claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the "Settlement") which effectively eliminates a significant amount of the obligation to ARF. Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000, which is included in Related Party Payables on the balance sheet. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods, L.L.C. agreed to assume an obligation to pay ARF the amount of $2,640,000 (the "Beta Obligation"). The liability of Beta Foods, L.L.C. to pay the Beta Obligation is expressly limited to increased royalty payments by the Company under the Beta Agreement which is contingent on sales of the phytonutrient product by ACMG. Beta Foods, L.L.C. is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods, L.L.C. to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods, L.L.C in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods, L.L.C. and its members have been paid.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the balance sheet as of June 30, 2004. This liability will be reduced by the additional royalty earned from sales, if any, of the phytonutrient product by ACMG. At such a time that no further sales of the phytonutrient product by ACMG will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by ACMG.

The net impact of defeasance of the debt and establishing a contingent royalty liability has been record as gain on debt extinguishment during the quarter in the amount of approximately $3,747,000.

NOTE 4 - Net Income(Loss) Per Common Share

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, Earnings per Share. The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the effect of stock options on the treasury stock method is anti-dilutive.

NOTE 5 - Going Concern

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

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $130,026 of cash on hand at June 30, 2004, however, more cash is needed to execute its business plan. There can be no assurance that the Company will obtain sufficient funding to execute its business plan or that if implemented, the plan will be successful.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $130,026 in cash as of June 30, 2004. As of June 30, 2004, the Company's working capital deficit was $2,362,584 and current liabilities were $2,543,336.

         The Company has experienced net operating losses during the past two fiscal years and has a significant working capital deficit. The Company anticipates having a negative cash flow from operating activities in future quarters. The Company also expects to incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plan of Operation

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's restricted stock. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods, L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $1,062,943 in net proceeds through financing activities from related party payables for the six months ended June 30, 2004. The Company used net cash of ($885,947) for operating activities during the six months ended June 30, 2004. As of June 30, 2004, the Company's current liabilities totaled $2,543,336 and the Company had working capital deficit of $2,362,584.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $130,026 of cash on hand at June 30, 2004, however more cash in needed to execute its business plan. The Company will need to obtain at least $1.8 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company believes that with the Beta Agreement it will be able to successfully seek and obtain financing from capital and credit sources, which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during 2004 and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

         In May 2004, the Company entered into Loan Agreements with Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Each of these lenders agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. Capital Investments, LLC funded its loan obligation in May 2004 and the Company plans to issue the 50,000 shares owed to Capital Investments, LLC in connection with this loan in the immediate future. Mr. Walker has not funded his loan obligation and will not in the future. As a result, the Company will not be issuing any shares to Mr. Walker in connection with his loan. The Company does not have the funds and does not anticipate generating sufficient revenues prior to November 2004 to repay the amounts owing on the Capital Investments, LLC, loan. As a result, the Company will need to find funding from other sources to repay the amounts owed. There can be no assurance that the Company will be successful in locating additional sources of funding to repay the loan or the funding, if available, will be obtained on favorable terms.

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

         Stock Based Compensation

         During the quarter ended March 31, 2004, the Company issued 1,200,000 shares of stock as compensation for services or in lieu of fees charged for the transaction. During the three months ended June 30, 2004, the Company issued no shares of stock.

         Contingent Royalty Payable

         As of March 31, 2004, Associated Receivables Funding, Inc. ("ARF") claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the "Settlement") which effectively eliminates a significant amount of the obligation to ARF. Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods, L.L.C. agreed to assume an obligation to pay ARF the amount of $2,640,000 (the "Beta Obligation"). The liability of Beta Foods, L.L.C. to pay the Beta Obligation is expressly limited to the payment of the increased royalty amount under the Beta Agreement which are contingent on sales of the phytonutrient product by the Company. Beta Foods, L.L.C. is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods, L.L.C. to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods, L.L.C in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods, L.L.C. and its members have been paid.

         In accordance with SFAS No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the balance sheet as of June 30, 2004. This liability will be reduced by the additional royalty paid from sales, if any, of the phytonutrient product by the Company. At such a time that no further sales of the phytonutrient product by the Company will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by the Company.

Critical Accounting Policies

         The Company's accounting policies are discussed in Note 2 to the Company's audited financial statements included in the Company's December 31, 2003 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

         The Company has determined at this time that net operating losses generated prior to the change in control (in 2002) are unusable by the Company. The Company also believes it is more likely than not that net operating loss carryforwards generated since the change in control will not be able to be used due to recurrent operating losses and the Company has provided a full valuation allowance for these amounts.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 15a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

        EXHIBIT
          NO.                     DESCRIPTION OF EXHIBIT
        -------                   ----------------------

         3(i).1 Articles of Restatement of Articles of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002)

         3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2000)

         10.1 2004 Professional Employee Consultant Stock Compensation Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (SEC File No. 333-113819))

         10.2 Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LLP dated March 25, 2004 (Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-KSB, dated December 31, 2003)

         10.3 Escrow Agreement, by and between the Company, Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated March, 2004 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.4 Consulting Agreement, but and between the Company and William Strenglis, dated January 13, 2004 (Incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.5 Registration Rights Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 14, 2004 (Incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.6 Placement Agent Agreement, by and between the Company, Cornell Capital Partners, LP and Newbridge Securities Corporation, dated March 14, 2004 (Incorporated by reference to Exhibit
                  10.6 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.7 Compromise and Settlement Agreement, by and between the Company and Associated Receivables Funding, Inc., dated May 14, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.8 License Agreement, by and between the Company and Beta Foods, LLC, dated March 23, 2004 (Incorporated by reference to
                  Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

        EXHIBIT
          NO.                     DESCRIPTION OF EXHIBIT
        -------                   ----------------------

         10.9 Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.10 Loan Agreement, by and between the Company and Herschel Walker, dated May 14, 2004 (Incorporated by reference to
                  Exhibit 10.10 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.11 Loan Agreement, by and between the Company and Capital Investments, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.12 Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.13 Standard Sublease, dated March 15, 2004 (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.14 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004 (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                   AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                   (Registrant)



Date: August 12, 2004              By /s/ Herschel J. Walker
                                     ------------------------------------
                                     Herschel J. Walker
                                     President and CEO