Form 10QSB
period 2004-09-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2004-11-15
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                 Outstanding as of November 10, 2004
           ------------              -----------------------------------
           Common Stock                          13,125,652

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          American Consolidated Management Group, Inc.
                                         Balance Sheets


                                                         9/30/04                     12/31/03
                                                 -----------------------      ----------------------
                                                       (Unaudited)
ASSETS

Current Assets

Cash                                               $                867        $              1,008
Accounts Receivable                                                   -                           -
Inventory                                                        16,251                           -
Prepaids                                                          6,182                           -
                                                  ----------------------      ----------------------
Total Current Assets                                             23,300                       1,008

Construction in Progress                                         54,592                           -
                                                  ----------------------      ----------------------
Total Property Plant and Equipment                               54,592                           -


Total Assets                                       $             77,892        $              1,008
                                                  ======================      ======================


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables (Note 2)                    $          2,023,482        $          7,347,235
Payable and Accrued Expenses                                    481,069                     333,486
Other                                                            65,000                      65,000
                                                  ----------------------      ----------------------
Current Liabilities                                           2,569,551                   7,745,721
                                                  ----------------------      ----------------------


Long-Term Liabilities

Contingent Royalty Payable (Note 3)                           2,640,000                           -

Commitments and Contingencies


Common Stock, $.01 par value, 70,000,000 shares
  authorized, 13,125,652 issued and outstanding                 131,257                     119,257
Paid in capital                                               1,807,334                   1,212,454
Unearned Stock Compensation                                           -                           -
Accumulated Deficit                                          (7,070,250)                 (9,076,424)
                                                  ----------------------      ----------------------
Total Shareholder's Deficit                                  (5,131,659)                 (7,744,713)
                                                  ----------------------      ----------------------

Total Liabilities and Equity                       $             77,892        $              1,008
                                                  ======================      ======================


            See accompanying notes to condensed consolidated financial statements.

                                            2

                                          American Consolidated Management Group, Inc.
                                                Statement of Operations (Unaudited)



                                                                Three Months Ended                                Nine Months Ended
                                                  September 30, 2004   September 30, 2003     September 30, 2004  September 30, 2003
                                                --------------------- -------------------     --------------------------------------
Revenues                                                $         -         $         -             $     2,145         $         -

Cost of Goods Sold                                                -                   -                   1,164                   -
                                                --------------------- -------------------     --------------------------------------
General and Administrative Expenses
     Legal                                                    7,573                   -                 319,920                   -
     Consulting                                             109,155                   -                 490,075                   -
     Marketing and Advertising                                8,055                   -                  25,613                   -
     Other                                                   35,502              11,485                  93,349              42,182
                                                --------------------  ------------------     -------------------  ------------------
Total General and Administrative Expenses                   160,285              11,485                 928,957              42,182
                                                --------------------  ------------------     -------------------  ------------------
(Loss) from Operations                                     (160,285)            (11,485)               (927,976)            (42,182)

Other Income(Expense)
    Gain on Extinguishment of Debt (note 3)                       -                                   3,746,897                   -
    Interest Expense                                        (16,769)                                   (712,746)         (1,035,496)
    Debt Placement                                                -                                    (100,000)                  -
    Other                                                         -                                           -               1,896
                                                --------------------  ------------------     -------------------  ------------------
Total Other Income(Expense)                                 (16,769)           (371,053)              2,934,151          (1,033,600)
                                                --------------------  ------------------     -------------------  ------------------
Income (Loss) before provision for Income taxes            (177,054)           (382,538)              2,006,175          (1,075,782)
                                                --------------------  ------------------     -------------------  ------------------
Provision for Income taxes                                        -                   -                       -                   -
                                                --------------------  ------------------     -------------------  ------------------
Net Income (Loss)                                       $  (177,054)        $  (382,538)            $ 2,006,175         $(1,075,782)
                                                ====================  ==================     ===================  ==================
Earnings (Loss) per Share, basic and diluted            $     (0.01)        $     (0.03)            $      0.16         $     (0.09)
                                                ====================  ==================     ===================  ==================
Weighted Average Shares, basic and diluted               13,125,652          11,925,653              12,753,390          11,925,653
                                                ====================  ==================     ===================  ==================



                            See accompanying notes to condensed consolidated financial statements.

                                                                3

                                  American Consolidated Management Group, Inc.
                                      Statement of Cash Flows (Unaudited)

                                                                                   Nine Months Ended
                                                                    September 30, 2004          September 30, 2003
                                                                    ------------------          ------------------
Operating Activities

Net Income (Loss)                                                   $        2,006,175          $       (1,075,782)
Adjustments to reconcile net (loss) to net cash
  used for operating activities
    Issuance of Stock for Services Rendered                                    606,882                           -
    Gain on Extinguishment of Debt                                          (3,746,697)                          -
    Increase (Decrease) in cash due to changes in
      Inventory                                                                (16,251)                          -
      Accounts Receivable                                                            -                           -
      Prepaids                                                                  (6,182)                          -
      Accounts Payable and Accruals                                            147,581                      44,100
                                                                    ------------------          ------------------

            Net cash used for Operating activities                          (1,008,492)                 (1,031,682)


Investing Activities

  Capital Expeditures                                                          (54,592)                          -
                                                                    ------------------          ------------------
            Net cash used for Investing activities                             (54,592)                          -

Financing Activities

  Net Proceeds from Related Party Payables                                   1,062,943                   1,031,682
                                                                    ------------------          ------------------
            Net cash provided by Financing activities                        1,062,943                   1,031,682
                                                                    ------------------          ------------------

Net Change in Cash and Cash Equivalents                                           (141)                          -

Cash at the Beginning of the Period                                              1,008                       1,008
                                                                    ------------------          ------------------
Cash at the End of the Period                                       $              867          $            1,008
                                                                    ==================          ==================

Cash Paid for:
        Interest                                                                     -                           -
                                                                    ==================          ==================
        Taxes                                                                        -                           -
                                                                    ==================          ==================



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2003 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2004. The Company's significant accounting policies are set forth in Note 2 to the condensed consolidated financial statements in the December 31, 2003 Annual Report on Form 10-KSB.


NOTE 2 - Related Party Payables

         In May 2004, the Company entered into Loan Agreements with Upstate Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. Each of these lenders agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. Upstate Capital Investments, LLC funded its loan obligation in May 2004, which loan is included in Related Party Payables, and the Company plans to issue the 50,000 shares owed to Upstate Capital Investments, LLC. Mr. Walker has not funded his loan obligation and will not in the future. As a result, the Company will not be issuing any shares to Mr. Walker in connection with his loan. On November 12, 2004, Upstate Capital Investments, LLC agreed to extend the maturity date of the loan so that all principal and interest is due and payable in a single balloon payment on May 14, 2005. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan. As a result, the Company will need to find funding to repay the amounts owed. There can be no assurance that the Company will be successful in locating sources of funding to repay the loan or the funding, if available, will be obtained on favorable terms.

         Also included in related party payables as of September 30, 3004, is accounts payable due to Mr. George Mappin totaling $521,232 for various operating expenses due on demand, with interest at 2% per year as well as a note payable to Aloe Commodities International for $800,000, due on demand with interest at 6% per year. Aloe Commodities International is owned by Scott McKnight and his family who as a whole own approximately 2,000,000 shares of the Company's common stock.

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

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the balance sheet as of September 30, 2004. This liability will be reduced by the additional royalty earned from sales, if any, of the phytonutrient product by ACMG. At such a time that no further sales of the phytonutrient product by ACMG will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by ACMG.

         The net impact of defeasance of the debt and establishing a contingent royalty liability has been recorded as gain on debt extinguishment during the second quarter in the amount of approximately $3,747,000.

NOTE 4 - Subsequent Events

         On November 11, 2004 the Company received a $300,000 line of credit from Beta Foods, LLC. Under the terms of the arrangement, Beta Foods, L.L.C. advanced the Company $100,000 and will advance the additional $200,000.00 in equal installments of $50,000.00, with each installment to be advanced on the 1st day of the month beginning in December, 2004 and continuing each month thereafter until the full amount is advanced. All sums advanced bear interest at the rate of ten percent (10%) per annum, until maturity, after which any unpaid sum will bear interest at the rate of eighteen percent (18%) per annum. Interest with respect to each installment begins to run on the date funds are advanced. All sums advanced pursuant to this line of credit become due and payable on June 30, 2005.

         On November 11, 2004, the company also entered into a lease agreement with Renaissance Hospitality, Inc. whereby the Company is leasing laboratory equipment that will be located at the Company's plant. The lease calls for payments of $1,812.86 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. The Company will account for the lease of equipment as a capital lease. Renaissance Hospitality, Inc. is owned by Stacy Chapman and George Mappin, Jr., both of whom are children of George Mappin, a director and officer of the Company. In addition, Mr. Mappin, Jr. owns 750,000 shares of the Company's common stock.

NOTE 5 - Net Income (Loss) Per Common Share

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

NOTE 6 - Going Concern

         At December 31, 2003, in the Company's audited financial statements included in its Form 10-KSB the audit report contained an explanatory paragraph, which stated there was substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses and the lack of any revenue generating activities, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity. There can be no assurance that the Company will continue as a going concern.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $867 of cash on hand at September 30, 2004. The Company does not have sufficient cash to execute its business plan. There can be no assurance that the Company will obtain sufficient funding to execute its business plan or that if implemented, the plan will be successful.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $867 in cash as of September 30, 2004. As of September 30, 2004, the Company's working capital deficit was $2,546,251 and current liabilities were $2,569,551.

         The Company has experienced net operating losses during the current and past two fiscal years and has a significant working capital deficit. The Company anticipates having a negative cash flow from operating activities in future quarters. The Company also expects to incur further operating losses in the future until such time, if ever, as there is a substantial increase in orders for its products and product sales generating sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         On November 11, 2004, the company also entered into a lease agreement with Renaissance Hospitality, Inc. whereby the Company is leasing laboratory equipment that will be located at the Company's plant. The lease calls for payments of $1,812.86 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. Renaissance Hospitality, Inc. is owned by Stacy Chapman and George Mappin, Jr., both of whom are children of George Mappin, a director and officer of the Company. In addition, Mr. Mappin, Jr. owns 750,000 shares of the Company's common stock.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $1,062,943 in net proceeds through financing activities from related party payables for the nine months ended September 30, 2004. The Company used net cash of ($1,008,492) for operating activities during the nine months ended September 30, 2004. As of September 30, 2004, the Company's current liabilities totaled $2,569,551 and the Company had working capital deficit of $2,546,251.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $867 of cash on hand at September 30, 2004 and more cash is needed to execute its business plan. The Company will need to obtain at least $1.8 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2004 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

         In May 2004, the Company entered into Loan Agreements with Upstate Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. Each of these lenders agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. Upstate Capital Investments, LLC funded its loan obligation in May 2004, which loan is included in Related Party Payables, and the Company plans to issue the 50,000 shares owed to Upstate Capital Investments, LLC. Mr. Walker has not funded his loan obligation and will not in the future. As a result, the Company will not be issuing any shares to Mr. Walker in connection with his loan. On November 12, 2004, Upstate Capital Investments, LLC agreed to extend the maturity date of the loan so that all principal and interest is due and payable in a single balloon payment on May 14, 2005. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan. As a result, the Company will need to find funding to repay the amounts owed. There can be no assurance that the Company will be successful in locating sources of funding to repay the loan or the funding, if available, will be obtained on favorable terms.

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

         On November 11, 2004 the Company received a $300,000 line of credit from Beta Foods, LLC. Under the terms of the arrangement, Beta Foods, L.L.C. advanced the Company $100,000 and will advance the additional $200,000.00 in equal installments of $50,000.00, with each installment to be advanced on the 1st day of the month beginning in December, 2004 and continuing each month thereafter until the full amount is advanced. All sums advanced bear interest at the rate of ten percent (10%) per annum, until maturity, after which any unpaid sum will bear interest at the rate of eighteen percent (18%) per annum. Interest with respect to each installment begins to run on the date funds are advanced. All sums advanced pursuant to this line of credit become due and payable on June 30, 2005.

         Stock Based Compensation

         During the quarter ended March 31, 2004, the Company issued 1,200,000 shares of stock as compensation for services or in lieu of fees charged for the transaction. During the six months ended September 30, 2004, the Company issued no shares of stock.

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

         In accordance with SFAS No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the balance sheet as of September 30, 2004. This liability will be reduced by the additional royalty paid from sales, if any, of the phytonutrient product by the Company. At such a time that no further sales of the phytonutrient product by the Company will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by the Company.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 15a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5. Other Information.

         In July, 2004, Mr. William Moeller resigned as a member of the Company's board of directors.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits
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

         10.11 Loan Agreement, by and between the Company and Upstate Capital Investments, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.12 Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003 (Incorporated by reference to Exhibit
                        10.12 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.13 Standard Sublease, dated March 15, 2004 (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.14 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004 (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.15 Lease Agreement, dated November 11, 2004, by and between the Company and Renaissance Hospitality, Inc.

         10.16 Line of Credit Agreement, dated November 11, 2004, by and between the Company and Beta Foods, L.L.C.

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

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: November 12, 2004             By  /s/ Herschel J. Walker
                                       -----------------------------
                                       Herschel J. Walker
                                       President and CEO