Form 10KSB
period 2004-12-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2005-04-14
CIK 891713

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2004

                             Commission file number
                             ----------------------
                                     0-20642

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Utah                                       87-0375093
      ----------------------------                      -------------------
      (State or other jurisdiction                         (IRS employer
            of incorporation)                           identification no.)

  714 Fairview Rd., Greer, South Carolina 29651            (864) 848-1900
  ---------------------------------------------  -------------------------------
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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. [ ]

         Issuers revenues for its most recent fiscal year: $2,145

         The aggregate market value of common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) computed by reference to the average bid and asked price of such common stock, as of March 21, 2005: $4,201,528

         Shares outstanding of the registrant's common stock as of March 21, 2005: 13,125,652.

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

Item 1.    Description of Business.............................................3
Item 2.    Description of Property.............................................8
Item 3.    Legal Proceedings...................................................8
Item 4.    Submission of Matters to a Vote of Security Holders.................8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters............9
Item 6.    Management's Discussion and Analysis or Plan of Operation..........10
Item 7.    Financial Statements...............................................17
Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................17
Item 8A.   Controls and Procedures............................................17
Item 8B.   Other Information..................................................18

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act................18
Item 10.   Executive Compensation.............................................19
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................20
Item 12.   Certain Relationships and Related Transactions.....................20
Item 13.   Exhibits...........................................................21
Item 14.   Principal Accountant Fees and Services.............................21

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for products; dates upon which we will receive royalty payments; the generation of royalty revenues; commercial acceptance of our products; plans to rely on our joint venture partners to pursue commercialization of products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for our nutritional products; plans regarding sales and marketing; strategic business initiatives; and the launch dates of our products.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products; the inability to license or enter into joint venture or similar arrangements relating to products that are not being commercialized; competitive products and pricing; delays in introduction of products due to manufacturing difficulties or other factors; and other risks set forth in Item 6 "Risk Factors" and elsewhere herein. If and when product sales commence, sales may not reach the levels anticipated. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

                                     PART I

Item 1. Description of Business

Business Development

         American Consolidated Management Group, Inc. (the "Company or "Registrant") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

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

         On June 3, 1993, Clifton Mining Company ("Clifton") was incorporated under the laws of the State of Utah. Upon formation, Clifton issued to the Company common stock and preferred stock, which represented all of the issued and outstanding equity securities of Clifton. In consideration for the Clifton securities, Company transfer to Clifton various patented and unpatented mining claims located in Tooele County, Clifton Mining District, Utah (the "Clifton Claims"). The Clifton Claims consist of approximately one square mile of mining property located about nine miles southeast of the townsite of Goldhill, State of Utah. Since 1993 the Company has transferred a substantial number of its

Clifton shares to various parties in consideration of lien cancellations, repayment of Company debt and payment of other Company obligations. The Company no longer owns any of Clifton's outstanding equity securities.

         In July 2001, the Company entered into an Agreement and Plan of Share Exchange (the "Share Exchange Agreement") with Renaissance Man, Inc., a Texas corporation ("RMI"). Under the Share Exchange Agreement all of the issued and outstanding shares of RMI stock was transferred to the Company in exchange for ACMC stock. The stockholders of RMI immediately prior to the closing acquired approximately 88% of the issued and outstanding shares of the Company immediately after the closing. In connection with the closing of the Share Exchange Agreement, the Company also changed its name to "American Consolidated Management Group, Inc.", and the Company's officers and directors resigned and were replaced with the designees named by RMI.

         The Company has a working capital deficiency, an accumulated deficit, incurred an operating loss, and substantial liabilities. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Description of the Business

Overview

         We are involved in the development and commercialization of natural plant products for use by established food manufacturers in their products aimed at the fast growing Functional Foods segment of the estimated $900 billion dollar United States domestic food industry. Our first priority and primary goal is in the commercialization of a natural, organic, fruit and vegetable powder that is designed to be added to any food processing application so that the food product utilizing this powder can make the claim that one serving would contain the equivalent nutrient value of 3-5 servings of fruits and vegetables.

         The current Food Guide Pyramid put out by the United States Department of Agriculture (USDA) recommends for a healthy diet, the consumption of 5 servings of vegetables and 4 servings of fruit every day. Current recommendations from the American Institute for Cancer Research and the American Heart Association are more than double these amounts. The problem is that the consumption of fruits and vegetables in the United States and much of the developed world is decreasing. As a result of the work done by Dr. Jack Watkins over the last ten years, we believe that Dr. Watkins has developed a method so that the Phytonutrients contained in fruits and vegetables can be naturally stabilized for inclusion into almost any processed food product at the same time extending the shelf life of these Phytonutrients.

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

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. The Company does not have adequate funding to pay the least payments and there can be no assurance that such funding will be available.

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

Sunutra(TM)

         Phytochemicals or phytonutrients as they are referenced in the nutrition discipline, protect plants from natural invaders such as parasites, insects, free radicals and disease. Some believe that the protective mechanisms of phytonutrients in plants, also work in the human body reducing the risk of many diseases including cancer, heart disease, diabetes, high blood pressure, stroke, urinary tract infections and more. These beliefs are not supported by medical evidence generally accepted by the medical community. We believe that our product, Sunutra(TM), takes the minerals, vitamins and most importantly phytonutrients and allows them to be used in processed food products. The process (explained here in simplified form) to naturally stabilize phytonutrients for further processing consists of taking the organically grown fruit or vegetable and freeze drying them into a powdered form. In this form, phytonutrients are very unstable and have an extremely short shelf life and cannot be further processed. We take this unstable phytonutrient powder and apply the patent pending technology, which we believe naturally stabilizes the phytonutrients powder for further processing into almost any processed food application without any noticeable change in product attributes. We believe, as a result of food process applications, that a substantial amount of the nutrient value after processing using our technology is retained when compared to the nutrient value before the respective food manufacturing process.

Distribution and Marketing

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

Agreements

         In March 2005, we entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty possesses the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. In addition, Nu Specialty must purchase a minimum of 1,586 pounds of this powder on, or before June 1, 2005 thereby providing the Company with minimum anticipated cash inflow in excess of $100,000.00. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

         We have no other agreements in place with respect to the marketing, distribution and sale of the our Sunutra(TM) product. There can be no assurance that the agreement with Nu Specialty Foods Group, LLC will be commercially successful, or that we will enter into other agreements relating to the commercialization of applications of our Sunutra(TM) product.

Source and Availability of Raw Materials

         Raw materials used in the manufacture of our Sunutra(TM) products are available from a number of food and other suppliers. To date, we have not experienced difficulty in obtaining adequate sources of supply. Although there can be no assurance we will be successful in locating raw materials in the future, we believe it is unlikely that we will have difficulty obtaining sufficient supply in the future.

Trademarks and Patents

         We have registered trademarks from the U.S. Patent and Trademark Office for the Sunutra name. Dr. Watkins has applied for a patent on the Technology and this patent application was assigned to the Company. Our future success may depend upon the strength of our intellectual property. We believe that the patent application will be issued and will be valid and enforceable. There is no assurance, however, that if the patent is challenged this belief will prove correct. In addition, Beta Foods, L.L.C. has not applied for patent protection in foreign countries.

Regulation

         FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. We believe that the Sunutra product may be sold without submission to the FDA for approval under the GRAS (Generally Recognized as Safe) Rules as promulgated by the FDA. However, we are required to comply with other FDA regulations, including basic food labeling requirements and Good Manufacturing Practices ("GMPs") for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted that relate to our Sunutra(TM) product. Additional regulations to implement the specific DSHEA (defined below) requirements for dietary supplement labeling have also been proposed, and final regulations may be implemented over a period of time upon final publication.

         While our Sunutra products are not presently required to be submitted to the Food and Drug Administration ("FDA") or any other regulatory agency for approval, the manufacturing, packaging, labeling, advertising, distribution and sale of our Sunutra(TM) products is subject to regulation by the Food and Drug Administration ("FDA") which regulates our products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

         Our products are also regulated by the Consumer Product Safety Commission ("CPSC"), the United States Department of Agriculture ("USDA") and the Environmental Protection Agency ("EPA"). Our activities, are also regulated by various agencies of the states, localities and foreign countries in which our products are sold.

         In the future, we may be subject to additional laws or regulations administered by the FDA or other federal, state, local or foreign regulatory authorities, the repeal or amendment of laws or regulations which we consider favorable and/or more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, interpretations or applications, nor what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business. They could, however, require reformulation of certain products to meet new standards, recall or discontinuance of certain products not able to be reformulated, imposition of additional record-keeping requirements, expanded documentation of the properties of certain products, expanded or altered labeling and/or scientific substantiation. Any or all such requirements could have a material adverse effect on our results of operations, liquidity and financial position.

         We believe that we are in compliance with all laws and governmental regulations that are applicable to our company.

Competition

         We are not aware of competitors who are attempting to use a pyhtonutrients stabilization process similar to our technology. Nonetheless, we compete with other functional food ingredient manufacturers, and in the vitamin and supplement industy. The functional food/nutritional supplement business is a highly competitive business and we will be competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in this industry against companies, which sell through retail stores as well as against direct selling companies. For example, we compete against manufacturers and retailers of nutritional supplements which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition from these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature's Sunshine. No assurance can be given that we will be successful in competing in this industry.

Research and Development

         To date, we have not conducted research and development activities as understood using generally accepted accounting principles. Rather, we all research has been done through Dr. Jack Watkins and Beta Foods, LLC, our licensor. We did not spend any funds on research and development activities during the past two fiscal years.

Backlog

         Orders for our products are typically shipped within one business day after receipt of an order. As a result, there is no significant backlog at any time.

Employees

         As of March 21, 2005, we did not have any full time employees. We employ two people on a part time basis and retain two consultants. We believe that our relations with our employees are satisfactory.

Item 2. Description of Property

         Our principal offices are located at 714 Fairview Road, Greer, South Carolina. These offices are provided by Mr. George Mappin, an officer and director of the Company, at no cost to the Company. This lease arrangement may be may be terminated at any time by Mr. Mappin.

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. The plant is located at 13250 Gregg Street #A, Poway, CA 92064. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. The facility comprises approximately 5900 square feet of space.

         We have not made any arrangements for the extension of the Poway, CA lease. We believe that our current office and plant space will not be adequate to meet the needs of current and expected growth for the foreseeable future. We anticipate that we will need additional office, plant, warehousing and manufacturing facilities in the future depending upon the volume of products sold and the manufacturing arrangements we develop.

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

Item 3. Legal Proceedings

        On February 11, 2003, JWT Specialized Communications, Inc. ("JWT") filed a complaint against the Company in the Court of Common Pleas for Greenville County, South Carolina. The Complaint was amended on July 11, 2003 naming the Company and RMI as defendants. JWT seeks recovery of monies allegedly due it for advertising services that were provided to the RMI between January 6, 1999 and September 13, 2000. The complaint states that JWT is seeking $572,878.59 plus costs incurred from the defendants. The Company timely answered the complaint and denied any liability to JWT based upon the fact that the alleged services were provided before RMI became of subsidiary of the Company and that the Plaintiff never had any contract or agreement with the Company which would obligate the Company for some or all of the alleged damages. The Company believes that RMI is the responsible party, if any. Based upon information obtained from the Greenville County (SC) Clerk of Court, it is likely that this matter will be heard in May or June, 2005.

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by RMI with a remaining principal balance of $800,000.00, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another.

         The litigation described above is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigation. The litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.


                                     PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

         The Company's common stock (the "Common Stock") is quoted under the symbol "ACMI.PK" in the over-the-counter market in what is commonly referred to as the "pink sheets" or the "Electronic Bulletin Board." The following table sets forth the high and low bid information of the Common Stock for the periods indicated which information was obtained from Yahoo and its information service providers. It should be understood that such over the counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and the quotations may not reflect any actual market transactions in the Common Stock.

         Quarter Ended                                 High          Low
         -------------                                 ----          ---

         2003
         ----
         March 31..............................        $3.50        $1.25
         June 30...............................        $2.75        $1.35
         September 30..........................        $2.70        $1.50
         December 31...........................        $2.05         $.45

         2004
         ----
         March 31..............................        $2.70         $.80
         June 30...............................        $1.30         $.50
         September 30..........................        $1.00         $.32
         December 31...........................         $.50         $.20


Holders

         At March 21, 2005, there were approximately 2,368 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, in furtherance of its business plan.

Sales of Equity Securities

         The Company has not sold any securities of the Company during the period covered by this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $38,878 in cash as of December 31, 2004. As of December 31, 2004, the Company's working capital deficit was $2,714,762 and current liabilities were $2,773,257. In 2004 the Company generated $2,145 in revenues.

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

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. The Company has not entered into any arrangements to extend its lease. Funding for equipment acquisitions is anticipated to be provided from capital raised from the agreement with Cornell Capital Partners, L.P., discussed below, although there can be no assurance that such funding will be available.

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

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. In addition, Nu Specialty must purchase a minimum of 1,586 pounds of this powder on, or before June 1, 2005 thereby providing the Company with minimum anticipated cash inflow in excess of $100,000.00. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

         The Company has no other agreements in place with respect to the marketing, distribution and sale of the our Sunutra(TM) product. There can be no assurance that the agreement with Nu Specialty Foods Group, LLC will be commercially successful, or that the Company will enter into other agreements relating to the commercialization of applications of our Sunutra(TM) product.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $1,253,144 in net proceeds through financing activities from related party payables for the year ended December 31, 2004. The Company used net cash of ($1,160,682) for operating activities during the year ended December 31, 2004. As of December 31, 2004, the Company's current liabilities totaled $2,773,257 and the Company had working capital deficit of $2,714,762.

         Our liabilities are comprised of related party payables in the amount of $2,213,482, payable and accrued expenses in the amount of $494,775 and other liabilities in the amount of $65,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $38,878 of cash on hand at December 31, 2004 and more cash is needed to execute its business plan. The Company will need to obtain at least $4 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2005 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

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

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by RMI with a remaining principal balance of $800,000.00, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of this litigation. This litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition. The Company has accrued $800,000 plus interest related to this litigation and management believes the final settlement will not exceed this amount.

         Stock Based Compensation

         During the quarter ended March 31, 2004, the Company issued 1,199,999 shares of stock as compensation for services or in lieu of fees charged for the transaction. During the nine months ended December 31, 2004, the Company issued no shares of stock.

         Off-Balance Sheet Arrangements (Contingent Royalty Payable)

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

         The Company is not a party to any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The Company's accounting policies are discussed in Note 2 to the Company's audited financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

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

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

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

Risk Factors

         In addition to the risks set forth above, we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

         We have a history of losses.

         We have accumulated deficits totaling $7,238,761 and all prior quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

o Developing distribution partners and licensees of our Sunutra product on commercially favorable terms;

o        Successful marketing of our Sunutra products;

o        Commercial acceptance of our Sunutra product;

o        Our ability to establish economical manufacturing facilities; and

o        Our ability to develop additional nutritional products.

         There can be no assurance that we will achieve sustainable profitability.

         Because our Sunutra business is new and we have not proven our ability to generate profits, an investment in ACMG is risky. We have no meaningful operating history with respect to our Sunutra product so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the marketing of new products, including the absence of a history of significant operations and of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, manufacturing facilities, marketing activities, financial systems, computer systems, web development, personnel recruitment and distributor and licensee relationships. During 2004, we had $2,145 in sales. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations and any investment in the Company will bear the risk of complete loss of the investment in the event we are not successful.

         Our independent public accounting firm has expressed doubt about our ability to continue as a going concern. Our audited financial statements have been prepared assuming that we continue as a going concern. Our auditors have noted that our revenue generating activities are not in place and we have incurred losses. As a result, our auditors have indicated that these conditions raise substantial doubt about our ability to continue as a going concern.

         We do not have sufficient funding to execute our business plan. As of December 31, 2004, we had assets of $113,087, current liabilities of $2,773,257 and a working capital (deficit) of ($2,714,762). We are devoting substantially all of our present efforts to establishing a new business. We estimate that we will need to raise at least $4 million in additional funding to execute our business plan. This funding is needed to retire debt, fund our production facility, construct an automated production line, and provide operating capital for production demands. We may be unsuccessful in obtaining additional funding or funding may only be available on terms that are disadvantageous to us. If we are unsuccessful in raising additional funds it may result in the discontinuance of our business due to lack of funding. These factors raise substantial doubt about our ability to continue as a going concern.

         We do not have sufficient funding to repay outstanding debt and current liabilities. Our cash reserves are not sufficient to pay the amounts owing on current liabilities in the amount of $2,773,257. We will be looking primarily to revenue generated from our business operations and potential funding sources to repay these amounts. We have only a limited operating history, limited sales revenues and no contractual arrangements to provide us with necessary funding. As a result, no assurance can be given that we will have the resources to repay any or all of the amounts owing under the outstanding promissory notes and/or our current liabilities.

         If our marketing costs exceed our estimates, it may impact our ability to continue operations. We believe we have accurately estimated our needs for the next twelve months. It is possible that our marketing, manufacturing or materials costs will exceed our estimates or that our other costs will be higher than estimated. If this happens, it may impact our ability to generate revenue and we would need to seek funding in addition to the estimated amounts. We have no arrangements in place whereby we could obtain additional funding.

         Sunutra may not be accepted by the market. The market may not accept our Sunutra product. Their acceptance will depend in large part on our ability to demonstrate the nutritional benefits, cost-effectiveness and safety our Sunutra in comparison with competing products and our ability to distribute Sunutra through major distributors and/or licensees. Sunutra may not achieve market acceptance and major distributors and/or licensees may not sell Sunutra.

         Our success is dependent on our ability to attract, maintain and motivate distributors and licensees. Our success depends in significant part upon our ability to attract, maintain, and motivate distributors and/or licensees through whom we anticipate selling our Sunutra product. As of March 21, 2005, we had only one licensee of our product. Our failure to attract additional distributors and/or licensees on commercially favorable terms would likely have a material adverse affect on our revenues and operations and may result in the termination of our business. There can be no assurance that we will attract additional distributors and/or licensees or that if we attract the same, that it will be on commercially favorable terms.

         Our long-term success is dependent on the success of our ability to generate additional products. Our only product is Sunutra. We have been engaged in no research and development activities over the past two years. Our long term success is dependent not only on the commercial success of Sunutra, but also developing and/or acquiring additional products that are commercially viable. There can be no assurance that we will develop or acquire additional products that are commercially viable.

         We may not have adequate resources to manage anticipated growth. We may not be equipped to successfully manage any future periods of rapid growth or expansion, which could be expected to place a significant strain on our managerial, operating, financial and other resources. Our future performance will depend, in part, on our ability to manage growth effectively, which will require us to:

o Improve existing and implement management information systems, operating, administrative, financial and accounting systems and controls;

o Maintain close coordination among manufacturing, accounting, finance, marketing, sales and operations; and

o Retain and train additional management, technical and marketing personnel.

         There is intense competition for management, technical and marketing personnel in our business. Our failure to attract and retain additional key employees could have a material adverse effect on our ability to continue as a going concern.

         Because we are significantly smaller than the majority of our competitors, we may lack the resources needed to capture market share. We are engaged in a highly competitive business and will compete directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial research and development and marketing organizations, established distribution channels and are better situated in the market than us. Our competitors may use their economic strength to influence the market to continue to buy their existing products. We do not have an established customer base and are likely to encounter a high degree of competition in developing a customer base. One or more of these competitors could use their resources to improve their current products or develop new products that may compete more effectively with our products. New competitors may emerge and may develop products that compete with our products. No assurance can be given that we will be successful in competing in this industry.

         Uncertainties in the nutritional product industry create uncertainties regarding nutritional products. The nutritional product industry is subject to changing political, economic and regulatory influences that may affect the nutritional product market and our ability to participate in this market. During the past several years, the nutritional product industry has been subject to increased government and regulatory attention. Any increase in the amount of governmental regulation could delay our business plans, substantially increase our costs and may result in our inability to continue our business.

         Our success is dependent on a patent and proprietary rights. Our future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of a patent application filed by Dr. Watkins and later assigned to the Company and other intellectual property arrangements. The protection provided by the patent, if issued, may not be broad enough to prevent competitors from introducing similar products. In addition, the patent, if challenged, may not be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the patent or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license Sunutra based products. No patent applications have been filed in foreign countries and we have little patent protection from competition in foreign countries.

         We depend on Beta Foods, LLC to develop and maintain our Sunutra product.We have an exclusive license to enhance, commercialize, manufacture and market the Sunutra product developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. Beta Foods, LLC. A majority of Beta Foods, LLC is owned by affiliates of the Company. In the event that Beta Foods, LLC ceases to operate or if the services of Dr. Watkins are no longer available to Beta Foods, LLC then it would have a material adverse effect on our ability to market and sell Sunutra and continue our business operations. There can be no assurance that Beta Foods, LLC will continue to operate or have access to the services of Dr. Watkins in the future.

         We do not anticipate paying dividends in the foreseeable future. We have never paid dividends on our stock. The payment of dividends, if any, on the common stock in the future is at the discretion of the board of directors and will depend upon our earnings, if any, capital requirements, financial condition and other relevant factors. The board of directors does not intend to declare any dividends on our common stock in the foreseeable future.

         There is a very limited market for our stock and there can be no assurance that a more substantial market for our stock will develop. There is a market for our stock, but trading volumes are small and liquidity is limited. There can be no assurance that a market for our stock will continue. If a market does continue, there can be no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell their shares. As a result, an investment in our stock may be illiquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

         Applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades. Our common stock is considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

         Our common stock price may continue to be volatile. Market prices of securities of companies in the nutritional products area are highly volatile from time to time. The trading price of our common stock may be significantly affected by factors such as the announcement of new product or technical innovations by us or our competitors, proposed changes in the regulatory environment, or by other factors that may or may not relate directly to us. Sales of substantial amounts of common stock, or the perception that such sales may occur, could adversely affect the trading price of our common stock.

Item 7. Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to that which is required to be included in our periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         None


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 21, 2005:

                                                                    With Company
         Name          Age              Position                        Since
         ----          ---              --------                    ------------

Herschel J. Walker     41     Director, CEO and President               2001

George E. Mappin       55     Director, Secretary, Acting Treasurer,    2001
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

         George E. Mappin. Mr. Mappin was appointed to the Company's Board in 2001. From 1969 to present Mr. Mappin's principal occupation has been acting as the Chairman of Mappin Industries, Inc. Mappin Industries, Inc. is a custom drapery and bedspread manufacturer, providing design, manufacture and installation services to hospitality-based concerns. Mr. Mappin holds no other directorships in reporting companies.

Identify Significant Employees

         The Company has no significant employees.

Family Relationships

         None.

Involvement in Certain Legal Proceedings

         The executive officers and directors of the Company have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Attendance at Stockholder Meetings

         The Company's policy is to encourage, but not require, members of the board of directors to attend annual stockholder meetings. However, the Company did not have an annual stock meeting during the prior year.

Board Committees

         The board of directors does not have a standing, audit, nominating or compensation committee. The Company is in the process of implementing additional corporate governance procedures and anticipates forming such committees in the coming year. The board of directors, which includes each member of the board who is then serving, participates in the consideration of director nominees. The board of directors is in the process of formulating a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. It anticipates having such a policy in place before the Company's 2006 annual stockholders meeting. None of the members of the board of directors are considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules.

         The board of directors did not meet during the fiscal year ended December 31, 2005, but acted by written consents of the board.


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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that no filings have been made by our executive officers, directors and more than 10% stockholders.

Code of Ethics

         Due to the fact that the Company has had limited operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

Item 10. Executive Compensation

         During the last fiscal year, the Company's officers and directors did not receive any salary, wage or other compensation. During the current fiscal year the Company has no present plans to pay compensation to its officers and directors. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

Compensation Committee Interlocks and Insider Participation

         No executive officers of the Company serve on the Compensation Committee (or in a like capacity) for the Company or any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 21, 2005, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of March 21, 2005, the Company had 13,125,652 shares of common stock outstanding no person was known by the Company to beneficially own more than 5 percent of the Company's outstanding common stock.

        Name and Address             Shares Beneficially        Percentage of Shares
     Of Beneficial Owner(1)                 Owned                Beneficially Owned                    Position
     ----------------------                 -----                ------------------                    --------
Herschel J. Walker                         2,069,000                    15.8%             Director, CEO and President

George E. Mappin                                   0                       --             Director and Secretary, Acting
                                                                                          Treasurer, Controller and CFO

Executive Officers and Directors           2,069,000                    15.8%
as a Group (2 persons)

George Mappin, Jr.(2)                        750,000                     5.7%
7 Sneed Drive
Taylors, SC 29687

Icon Investments US, LLC(3)                  962,567                     7.3%
P.O. Box 16253
Greenville, SC 29606

Ridge Management , LLC                       946,000                     7.2%
714 Fairview Rd.
Greer, SC 29651

Jack Shaw                                  1,069,519                     8.2%
P.O. Box 5835
Greenville, SC 29606
--------------------------
* Less than 1%.
------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) George Mappin, Jr. is the son of George E. Mappin, and officer and director of the Company. This entity is managed by George Mappin, Jr. and Kenny Chapman, a son-in-law to George Mappin. These shares may also be deemed to be beneficially owned by Mr. George Mappin, Jr.

Changes in Control

         The Company is not aware of any arrangements which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits

Exhibits

         Listed on page 23 hereof.

Reports on Form 8-K

         No current reports on Form 8-K were filed by the Company during the fourth quarter of 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $15,000 and $17,500, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $6,500 and $8,000, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $0 and $0, respectively.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: April 13, 2005                By   /s/ Herschel J. Walker
                                       -------------------------------------
                                       Herschel J. Walker
                                       Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                           Date
       ---------                       -----                           ----

  /s/ Herschel J. Walker      Chief Executive Officer            April 13, 2005
-------------------------     and Director
Herschel J. Walker


 /s/ George E. Mappin         Director, Secretary and Acting     April 13, 2005
-------------------------     Treasurer, Controller and CFO
George E. Mappin

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

EXHIBIT
  NO.                                DESCRIPTION OF EXHIBIT
-------                              ----------------------

10.13 Standard Sublease, dated March 15, 2004 (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

10.14 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004 (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

10.15 Lease Agreement, dated November 11, 2004, by and between the Company and Renaissance Hospitality, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

10.16 Line of Credit Agreement, dated November 11, 2004, by and between the Company and Beta Foods, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

10.17 License Agreement with Nu Specialty Foods Group, L.L.C., dated March 1, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 2,
                  2005)

21.1              Schedule of Subsidiaries

31.1              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

31.2              Certification pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                              Financial Statements
                           December 31, 2004 and 2003



                          Index to Financial Statements


                                                                      Page


Independent Registered Public Accounting Firm's Report                F-2

Balance Sheet                                                         F-3

Statements of Operations                                              F-4

Statements of Shareholders' Deficit                                   F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Consolidated Management Group, Inc.
Greenville, South Carolina


         We have audited the accompanying balance sheets of American Consolidated Management Group, Inc. as of December 31, 2004 and 2003, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express and opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Consolidated Management Group, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements as of and for the year ended December 31, 2004, the Company has a working capital deficiency of $2.7 million and a shareholders' deficit of $5.3 million. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis LLC
Greenville, South Carolina
April 1, 2005

                                  American Consolidated Management Group, Inc.
                                                 Balance Sheets

                                                             12/31/04                    12/31/03
                                                          -------------               -------------
ASSETS

Current Assets
Cash                                                      $      38,878               $       1,008
Inventory                                                        16,017                           -
Prepaids                                                          3,600                           -
                                                          -------------               -------------
Total Current Assets                                             58,495                       1,008
                                                          -------------               -------------

Construction in Progress                                         54,592                           -
                                                          -------------               -------------
Total Property Plant and Equipment                               54,592                           -

Total Assets                                              $     113,087               $       1,008
                                                          =============               =============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables                                    $   2,213,482               $   7,347,235
Payable and Accrued Expenses                                    494,775                     333,486
Other                                                            65,000                      65,000
                                                          -------------               -------------
Current Liabilities                                           2,773,257                   7,745,721
                                                          -------------               -------------


Long-Term Liabilities

Contingent Royalty Payable                                    2,640,000                           -
                                                          -------------               -------------

Commitments and Contingencies (notes 3, 6, 9)

Common Stock, $.01 par value, 70,000,000 shares
  authorized, 13,125,652 issued and outstanding                 131,257                     119,257
Paid in capital                                               1,807,334                   1,212,454
Unearned Stock Compensation                                           -                           -
Accumulated Deficit                                          (7,238,761)                 (9,076,424)
                                                          -------------               -------------
Total Shareholder's Deficit                                  (5,300,170)                 (7,744,713)
                                                          -------------               -------------

Total Liabilities and Equity                              $     113,087               $       1,008
                                                          =============               =============


                          See accompanying notes to the financial statements

                                                      F-3

                                  American Consolidated Management Group, Inc.
                                            Statements of Operations


                                                                          For the Years Ended
                                                            December 31, 2004            December 31, 2003
                                                            -----------------            -----------------
Revenues                                                      $       2,145                $           -
Cost of Goods Sold                                                    1,164                            -
                                                              -------------                -------------

Gross Profit                                                            981                            -
                                                              -------------                -------------

General and Administrative Expenses
     Legal                                                          326,702                            -
     Consulting                                                     581,737                            -
     Marketing and Advertising                                       25,613                            -
     Rent                                                            43,277                            -
     Other                                                           85,036                       65,449
                                                              -------------                -------------
Total General and Administrative Expenses                         1,062,365                       65,449
                                                              -------------                -------------

(Loss) from Operations                                           (1,061,384)                     (65,449)
                                                              -------------                -------------

Other Income(Expense)
    Gain on Extinguishment of Debt                                3,746,897                            -
    Interest Expense                                               (747,850)                  (1,430,110)
    Debt Placement                                                 (100,000)                           -
    Other                                                                 -                      (15,000)
                                                              -------------                -------------

Total Other Income(Expense)                                       2,899,047                   (1,445,110)
                                                              -------------                -------------
Income (Loss) before provision for Income taxes                   1,837,663                   (1,510,559)
                                                              -------------                -------------

Provision for Income taxes                                                -                            -
                                                              -------------                -------------

Net Income (Loss)                                             $   1,837,663                $  (1,510,559)
                                                              =============                =============

Earnings (Loss) per Share, basic and diluted                  $        0.14                $       (0.13)
                                                              =============                =============

Weighted Average Shares, basic and diluted                       12,846,964                   11,925,653
                                                              =============                =============


                               See accompanying notes to the financial statements

                                                      F-4

                                          American Consolidated Management Group, Inc.
                                               Statements of Shareholders' Deficit
                                         For the Years Ended December 31, 2003 and 2004

                                                    Common Stock
                                          ----------------------------    Capital in Excess      Accumulated
                                             Shares          Amount         of Par Value           Deficit               Total
                                             ------          ------       -----------------      -----------             -----
Balance December 31, 2002                  11,925,653      $ 119,257         $ 1,212,454        $ (7,565,865)       $ (6,234,154)

         Net Loss                                                                                 (1,510,559)         (1,510,559)
                                     --------------------------------------------------------------------------------------------
Balance December 31, 2003                  11,925,653        119,257           1,212,454          (9,076,424)         (7,744,713)

         Shares Issued for Services
             Rendered                       1,199,999         12,000             594,880                   -             606,880

         Net Income                                 -              -                   -           1,837,663           1,837,663
                                     --------------------------------------------------------------------------------------------

Balance December 31, 2004                  13,125,652      $ 131,257         $ 1,807,334        $ (7,238,761)       $ (5,300,170)
                                     ============================================================================================


                                        See accompanying notes to the financial statements

                                                              F-5

                                          American Consolidated Management Group, Inc.
                                                    Statements of Cash Flows


                                                                                           For the Years Ended
                                                                              December 31, 2004               December 31, 2003
                                                                              -----------------               -----------------
Operating Activities
        Net Income (Loss)                                                        $   1,837,663                  $  (1,510,559)
        Adjustments to reconcile net (loss)
           to net cash used for operating
           activities
                 Issuance of Stock for Services Rendered                               606,880                              -
                 Write-Off of Note Receivable                                                -                         15,000
                 Gain on Extinguishment of Debt                                     (3,746,897)                             -
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                      (16,017)                             -
                        Accounts Receivable                                                  -                              -
                        Prepaids                                                        (3,600)                             -
                        Accounts Payable and Accruals                                  161,289                         54,059
                                                                                 -------------                  -------------
                        Net cash used for Operating activities                      (1,160,682)                    (1,441,500)
                                                                                 -------------                  -------------

Investing Activities
        Capital Expenditures                                                           (54,592)                             -
                                                                                 -------------                  -------------
                        Net cash used for Investing activities                         (54,592)                             -
                                                                                 -------------                  -------------

Financing Activities
        Net Proceeds from Related Party Payables                                     1,253,144                      1,441,500
                                                                                 -------------                  -------------

                        Net cash provided by Financing activities                    1,253,144                      1,441,500
                                                                                 -------------                  -------------

Net Change in Cash and Cash Equivalents                                                 37,870                              -

Cash at the Beginning of the Year                                                        1,008                          1,008
                                                                                 -------------                  -------------

Cash at the End of the Year                                                      $      38,878                  $       1,008
                                                                                 =============                  =============

Cash Paid for:
        Interest                                                                         2,057                              -
                                                                                 =============                  =============
        Taxes                                                                                -                              -
                                                                                 =============                  =============


                                        See accompanying notes to the financial statements

                                                              F-6

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

         The Company is involved in the development and commercialization of natural plant products for use by established food manufacturers in their products aimed at the fast growing Functional Foods segment of the estimated $900 billion dollar United States domestic food industry. The first priority and primary goal is in the commercialization of a natural, organic, fruit and vegetable powder that is designed to be added to any food processing application so that the food product utilizing this powder can make the claim that one serving would contain the equivalent nutrient value of 3-5 servings of fruits and vegetables.

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

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. The Company does not have adequate funding to pay the lease payments and there can be no assurance that such funding will be available.

         On November 11, 2004, the Company also entered into a lease agreement with Renaissance Hospitality, Inc. whereby the Company is leasing laboratory equipment that will be located at the Company's plant. The lease calls for payments of $1,812.86 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. The Company did not take possession of the equipment until early in 2005. The Company plans to record the transaction as a capital lease in the first quarter of 2005. Renaissance Hospitality, Inc. is owned by Stacy Chapman and George Mappin, Jr., both of whom are children of George Mappin, a director and officer of the Company. In addition, Mr. Mappin, Jr. owns 750,000 shares of the Company's common stock.


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

         Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on current CIP, until such time as the relevant assets are completed and put into use. As December 31, 2004, CIP consists of various machinery and equipment being assembled related to the onset of the Company's operations.

INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.


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

BASIC AND DILUTED NET LOSS PER COMMON SHARE AND OTHER EQUITY TRANSACTIONS

         The Company had no stock options, warrants, or other common stock equivalents outstanding during the years ended December 31, 2004 and 2003. Accordingly, basic and diluted shares are based on the weighted average number of common shares outstanding.

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

         During the quarter ended March 31, 2004, the Company issued 1,199,999 shares of stock as compensation for services or in lieu of fees charged for the transaction. During the nine months ended December 31, 2004, the Company issued no shares of stock.

SHARE-BASED COMPENSATION

         The Company measures share-based compensation based on the equity instruments issued at the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS (any to add?)

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

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

NOTE 3 - GOING CONCERN

         At December 31, 2004, the Company has a $2.7 million working capital deficiency, a shareholders' deficit of $5.3 million, and incurred an operating loss of $1.1 million for the year ended December 31, 2004. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

         The Company negotiated, and executed an agreement that would grant the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented. The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. The Company is currently involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing may follow.

         Management is currently researching and developing new products and enhancements to existing products using the trade secret technology. To date, the trade secret technology has not provided significant revenues. The success of the Company's business operations will depend upon the ability to obtain further financing until such time, if ever, as there is favorable market acceptance for the trade secret technology. It is not possible to predict with assurance the outcome of these matters. If the Company is unable to obtain further financing and achieve profitable operations from the trade secret technology, then the Company will likely fail. The accompanying financial statements do not include any adjustments that might be necessary as a result of these uncertainties.

NOTE 4 - PAYABLES AND ACCRUED EXPENSES

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2004         2003
                                                         ----         ----
Trade payables                                        $  94,690    $       -
Accrued interest                                        400,085      320,867
Other accrued liabilities                                     -       12,619
                                                      ---------    ----------
                                                      $ 494,775    $ 333,486
                                                      =========    =========

NOTE 5 - RELATED PARTIES
                                                              DECEMBER 31,
                                                        -----------------------
                                                            2004        2003
                                                        ----------   ----------
  Unsecured non-interest bearing notes payable to
   certain shareholders of the Company, due on
   demand.                                              $  254,532       23,579

  Account payable due to a shareholder for
   advertising services.  This payable is due on
   demand with interest at 2 percent per year,
   unsecured.                                              280,000      280,000

  Advances from an independent entity owned by
   certain shareholders, due on demand, with
   interest at 25.75 percent per year, unsecured.                -    6,063,656

  Note due to Beta Foods, LLC, an entity owned by
   Certain shareholders, due in 2005, with
   Interest at 10.00 percent per year, unsecured.          190,000            -

  Note due to Upstate Capital Investments, LLC,
   an entity owned by certain shareholders, due in
   2005, with interest at 10.00 percent per year,          350,000            -
   unsecured.

  Amount due to an independent entity owned by
   certain shareholders, due in 2005, with
   interest at 10.00 percent per year, after
   due date, unsecured.                                    338,950            -

  Note due to Aloe Commodities International Inc.,
   a related party, due due on demand, with
   interest at 6 percent per year.                         800,000      800,000
                                                        ----------   ----------
                                                        $2,213,482   $7,347,235
                                                        ==========   ==========

NOTE 6 - CONTINGENT ROYALTY PAYABLE AND EXTINGUISHMENT OF DEBT

         On March 31, 2004, Associated Receivables Funding, Inc. ("ARF") claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the "Settlement") which effectively eliminates a significant amount of the obligation to ARF. Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods, L.L.C. agreed to assume an obligation to pay ARF the amount of $2,640,000 (the "Beta Obligation"). The liability of Beta Foods, L.L.C. to pay the Beta Obligation is expressly limited to the payment of the increased royalty amount under the Beta Agreement which are contingent on sales of the phytonutrient product by the Company. Beta Foods, L.L.C. is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods, L.L.C. to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods, L.L.C in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods, L.L.C. and its members have been paid.

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

         The Company recognized gain of extinguishment of debt of approximately $3.7 million which is based on the difference between the troubled debt restructured amount and the amount accrued of $6.5 million plus accrued interest.

NOTE 7 - INCOME TAXES

         The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                              For the years ended
                                                                                  December, 31,
                                                                              2004             2003
                                                                          ------------     ------------
Income tax (benefit) expense at statutory rate                            $    624,805     $   (513,590)
Net operating loss carryforwards and change in valuation allowance            (624,805)         513,490
                                                                          ------------     ------------
                                                                          $          -     $          -
                                                                          ============     ============

Deferred tax assets (liabilities) are comprised of the following:

                                                                                  December, 31,
                                                                              2004             2003
                                                                          ------------     ------------
Net operating loss carryforwards, beginning in 2002                       $    878,590     $    878,590
Use of net operating loss carryforwards                                       (624,805)
Valuation allowance                                                           (253,785)        (878,590)
                                                                          ------------     ------------
                                                                          $          -     $          -
                                                                          ============     ============

         The income generated in 2004 was primarily related to debt forgiveness and was not from ongoing operations. The Company has no ongoing operations and management believes it is more likely than not the Company will not be able to realize the net operation loss carryforwards and has fully reserved for the remaining net operating loss carryforwards. Net operating losses expire in tax years beginning in 2017 and thereafter.

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist of cash, payables, and notes payable. The carrying amount of cash and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at market interest rates for unsecured borrowings.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         On February 11, 2003, JWT Specialized Communications, Inc. ("JWT") filed a complaint against the Company in the Court of Common Pleas for Greenville County, South Carolina. The Complaint was amended on July 11, 2003 naming the Company and RMI as defendants. JWT seeks recovery of monies allegedly due it for advertising services that were provided to the RMI between January 6, 1999 and September 13, 2000. The complaint states that JWT is seeking $572,878 plus costs incurred from the defendants. The Company timely answered the complaint and denied any liability to JWT based upon the fact that the alleged services were provided before RMI became a subsidiary of the Company and that the Plaintiff never had any contract or agreement with the Company which would obligate the Company for some or all of the alleged damages. The Company believes that RMI is the responsible party, if any. Based upon information obtained from the Greenville County (SC) Clerk of Court, it is likely that this matter will be heard in May or June, 2005.

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by RMI with a remaining principal balance of $800,000, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another. The Company has accrued $800,000 plus interest related to this litigation and management believes the final settlement will not exceed this amount.

         The litigation described above is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigation. The litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

NOTE 10 - SUBSQUENT EVENTS, (UNAUDITED)

         In March 2005, we entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. In addition, Nu Specialty must purchase a minimum of 1,586 pounds of this powder on, or before June 1, 2005 thereby providing the Company with minimum anticipated cash inflow in excess of $100,000. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.