Form 10QSB
period 2005-03-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2005-05-19
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                    Outstanding as of May 10, 2005
                  -----                    ------------------------------
              Common Stock                           13,125,652

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          American Consolidated Management Group, Inc.
                                         Balance Sheets
                                           (unaudited)

                                                            3/31/05                    12/31/04
                                                       ----------------            ----------------
ASSETS

Current Assets

Cash                                                   $          2,717            $         38,878
Accounts Receivable                                                   -                           -
Inventory                                                             -                      16,017
Prepaids                                                          1,800                       3,600
                                                       ----------------            ----------------
Total Current Assets                                              4,517                      58,495

Machinery and Equipment (net of accum.depr)                     124,153                      54,592
                                                       ----------------            ----------------
Total Property Plant and Equipment                              124,153                      54,592


Total Assets                                           $        128,670            $        113,087
                                                       ================            ================


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables                                 $      2,293,483            $      2,213,482
Accounts Payable and Accrued Expenses                           528,475                     494,775
Current Portion of Capital Lease Obligation                      15,569                           -
Other                                                            65,000                      65,000
                                                       ----------------            ----------------
Current Liabilities                                           2,902,527                   2,773,257
                                                       ----------------            ----------------

Long-Term Liabilities

Contingent Royalty Payable                                    2,640,000                   2,640,000
Long Term Portion of Capital Lease Obligation                    51,745                           -
                                                       ----------------            ----------------
Long Term Liabilities                                         2,691,745                   2,640,000
                                                       ----------------            ----------------

Commitments and Contingencies

Common Stock, $.01 par value, 70,000,000 shares
authorized, 13,125,652 issued and outstanding                   131,257                     131,257
Paid in capital                                               1,807,334                   1,807,334
Accumulated Deficit                                          (7,404,193)                 (7,238,761)
                                                       ----------------            ----------------
Total Shareholder's Deficit                                  (5,465,602)                 (5,300,170)
                                                       ----------------            ----------------

Total Liabilities and Equity                           $        128,670            $        113,087
                                                       ================            ================


                See accompanying notes to condensed consolidated financial statements.

                                               2

                          American Consolidated Management Group, Inc.
                                     Statement of Operations
                                           (unaudited)


                                                                     For the Quarter Ended
                                                            March 31, 2005               March 31, 2004
                                                           ----------------             ----------------
Revenues                                                   $              -             $              -

General and Administrative Expenses
     Legal                                                            5,758                      174,522
     Consulting                                                      66,723                      298,247
     Rent                                                            18,547                            -
     Depreciation                                                     6,837                            -
     Other                                                           36,912                      121,352
                                                           ----------------             ----------------
Total General and Administrative Expenses                           134,777                      594,121
                                                           ----------------             ----------------

Loss from Operations                                               (134,777)                    (594,121)

Other Expense
    Interest Expense                                                (30,653)                    (475,416)
                                                           ----------------             ----------------
Loss before provision for Income taxes                             (165,430)                  (1,069,537)
                                                           ----------------             ----------------

Provision for Income taxes                                                -                            -
                                                           ----------------             ----------------

Net Loss                                                   $       (165,430)            $     (1,069,537)
                                                           ================             ================

Loss per Share, basic and diluted                          $          (0.01)            $          (0.09)
                                                           ================             ================

Weighted Average Shares, basic and diluted                       13,125,652                   12,004,774
                                                           ================             ================



                 See accompanying notes to condensed consolidated financial statements.

                                               3

                                  American Consolidated Management Group, Inc.
                                             Statement of Cash Flows
                                                   (unaudited)


                                                                                         For the Quarter Ended
                                                                               March 31, 2005                 March 31, 2004
                                                                              ----------------               ----------------
Operating Activities

        Net Income (Loss)                                                     $       (165,430)              $     (1,069,537)
        Adjustments to reconcile net (loss) to net cash
          used for operating activities
                 Issuance of Stock for Services Rendered                                     -                        480,162
                 Depreciation                                                            6,837                              -
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                       16,017                              -
                        Prepaids                                                         1,800                              -
                        Accounts Payable and Accruals                                   33,700                         55,375
                                                                              ----------------               ----------------
                        Net cash used for Operating activities                        (107,076)                      (534,000)

Investing Activities

        Capital expeditures                                                            (76,399)                        (5,739)
                                                                              ----------------               ----------------

                        Net cash used for Investing activities                         (76,399)                        (5,739)

Financing Activities

        Net Increase in Capital Lease Obligation                                        67,314
        Net Proceeds from Related Party Payables                                        80,000                        538,913
                                                                              ----------------               ----------------

                        Net cash provided by Financing activities                      147,314                        538,913
                                                                              ----------------               ----------------

Net Change in Cash and Cash Equivalents                                                (36,161)                          (826)

Cash at the Beginning of the Period                                                     38,878                          1,008
                                                                              ----------------               ----------------

Cash at the End of the Period                                                 $          2,717               $            182
                                                                              ================               ================

Cash Paid for:
        Interest                                                                         4,050                              -
                                                                              ================               ================
        Taxes                                                                                -                              -
                                                                              ================               ================



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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the condensed consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

NOTE 2 - Net Income (Loss) Per Common Share

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

NOTE 3 - Going Concern

         At December 31, 2004, in the Company's audited financial statements included in its Form 10-KSB the audit report contained an explanatory paragraph, which stated there was substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Because of significant losses and the lack of any revenue generating activities, the Company's ability to continue as a going concern is dependent on attaining future profitable operations, and obtaining additional financing and/or equity. There can be no assurance that the Company will continue as a going concern.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $2,717 of cash on hand at March 31, 2005. The Company does not have sufficient cash to execute its business plan. There can be no assurance that the Company will obtain sufficient funding to execute its business plan or that if implemented, the plan will be successful.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $2,717 in cash as of March 31, 2005. As of March 31, 2005, the Company's working capital deficit was $2,898,010 and current liabilities were $2,902,527. In the three months ended March 31, 2005, the Company generated no revenues.

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

         Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. Thereafter, the Company has been has been leasing the facilities on a month-to-month bases. The Company has not entered into any arrangements to extend its lease. Funding for equipment acquisitions is anticipated to be provided from capital raised from the agreement with Cornell Capital Partners, L.P., discussed below, although there can be no assurance that such funding will be available.

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

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. In addition, Nu Specialty must purchase a minimum of 1,586 pounds of this powder on, or before June 1, 2005 thereby providing the Company with minimum anticipated cash inflow in excess of $100,000.00. There are no revenues to date under this agreement. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $147,314 in net proceeds through financing activities from related party payables for the three months ended March 31, 2005. The Company used net cash of $107,076 for operating activities during the three months ended March 31, 2005. As of March 31, 2005, the Company's current liabilities totaled $2,902,527 and the Company had working capital deficit of $2,898,010.

         Our liabilities are comprised of related party payables in the amount of $2,293,483, payable and accrued expenses in the amount of $524,875 and other liabilities in the amount of $65,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $2,717 of cash on hand at March 31, 2005 and more cash is needed to execute its business plan. The Company will need to obtain at least $4 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2005 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

         In May 2004, the Company entered into Loan Agreements with Upstate Capital Investments, LLC and Herschel Walker, an officer and director of the Company. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. Each of these lenders agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum and is due in a single balloon payment on the six month anniversary of the agreement. The Company also agreed to issue to each of the lenders 50,000 shares of the Company's restricted stock as additional consideration for the loans. Upstate

Capital Investments, LLC funded its loan obligation in May 2004, which loan is included in Related Party Payables, and the Company plans to issue the 50,000 shares owed to Upstate Capital Investments, LLC. Mr. Walker has not funded his loan obligation and will not in the future. As a result, the Company will not be issuing any shares to Mr. Walker in connection with his loan. On November 12, 2004, Upstate Capital Investments, LLC agreed to extend the maturity date of the loan so that all principal and interest is due and payable in a single balloon payment on May 14, 2005. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan and is in default under this loan. As a result, the Company will need to find funding to repay the amounts owed. There can be no assurance that the Company will be successful in locating sources of funding to repay the loan or the funding, if available, will be obtained on favorable terms.

         On March 25, 2004, the Company entered into a final Standby Equity Distribution Agreement (the "Cornell Agreement") with Cornell Capital Partners, L.P. (the "Investor"), a Delaware limited partnership. This agreement provides for that the Company may receive up to $10,000,000 in funding from the sale of common stock, payable in installments. The funding may occur over a period of two years. Investor received 195,000 shares of the Company's common stock as a commitment fee in connection with the Cornell Agreement. The Cornell Agreement contains certain provisions that must be met prior to funding, including, but not limited to, a requirement that a resale registration statement with respect to the securities to be acquired by Investor is filed and has been declared effective by the SEC and the authorization for the Company's common stock to be traded in the OTC Bulletin Board. These contingencies have not been satisfied and the Company is not actively working to satisfy the contingencies. As a result, there can be no assurance that these and other contingencies will be satisfied and there can be no assurance that any funding will be provided by Investor under the Cornell Agreement. In connection with the Cornell Agreement, the Company also executed a Registration Rights Agreement, Placement Agent Agreement and Escrow Agreement.

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

         On November 11, 2004 the Company received a $300,000 line of credit from Beta Foods, LLC. Under the terms of the arrangement, Beta Foods, L.L.C. advanced the Company $100,000 and advanced the additional $200,000.00 in subsequent monthly installments. All sums advanced bear interest at the rate of ten percent (10%) per annum, until maturity, after which any unpaid sum will bear interest at the rate of eighteen percent (18%) per annum. Interest with respect to each installment begins to run on the date funds are advanced. All sums advanced pursuant to this line of credit become due and payable on June 30, 2005. The Company does not have the funds to repay the amounts that are being borrowed from Beta Foods, L.L.C.

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by Renaissance Man, Inc., a Texas corporation ("RMI") with a remaining principal balance of $800,000.00, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of this litigation. This litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition. The Company has accrued $800,000 plus interest related to this litigation and management believes the final settlement will not exceed this amount.

         Stock Based Compensation

         During the three months ended March 31, 2005, the Company issued no shares of stock.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 15a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

Item 3. Defaults Upon Senior Securities.

         In May 2004, the Company entered into a Loan Agreements with Upstate Capital Investments, LLC. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The lender provided the Company with a $350,000 loan that accrued interest at the rate of ten percent per annum and was due in a single balloon payment on the six month anniversary of the agreement. Upstate Capital Investments, LLC agreed to extend the maturity date of the loan so that all principal and interest was due and payable in a single balloon payment on May 14, 2005. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan and is in default on the repayment of this loan. As of March 31, 2005, approximately $380,000 was owed to Upstate Capital Investments, LLC under this loan arrangement.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5. Other Information.

         Not applicable

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

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: May 16, 2005                  By   /s/  Herschel J. Walker
                                       -------------------------
                                       Herschel J. Walker
                                       President and CEO