Form 10QSB
period 2005-06-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2005-08-15
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2005

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

          Class                              Outstanding as of August 10, 2005
      ------------                           ---------------------------------
      Common Stock                                       13,125,652

                         PART I -- FINANCIAL INFORMATION


Item 1. Financial Statements.

                          American Consolidated Management Group, Inc.
                                         Balance Sheets
                                           (unaudited)


                                                            6/30/05                    12/31/04
                                                      -----------------           -----------------
ASSETS

Current Assets
Cash                                                  $             758           $          38,878
Inventory                                                             -                      16,017
Prepaids                                                          1,800                       3,600
                                                      -----------------           -----------------
Total Current Assets                                              2,558                      58,495

Machinery and Equipment(net of accum.depr)                      115,969                      54,592
                                                      -----------------           -----------------
Total Property Plant and Equipment                              115,969                      54,592


Total Assets                                          $         118,527           $         113,087
                                                      =================           =================


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables                                $       2,316,191           $       2,213,482
Accounts Payable and Accrued Expenses                           631,873                     494,775
Current Poriton of Capital Lease Obligation                      15,569                           -
Other                                                            65,000                      65,000
                                                      -----------------           -----------------
Current Liabilities                                           3,028,633                   2,773,257
                                                      -----------------           -----------------


Long-Term Liabilities

Contingent Royalty Payable                                    2,640,000                   2,640,000
Long Term Portion of Capital Lease Obligation                    47,997                           -
                                                      -----------------           -----------------
Long Term Liabilities                                         2,687,997                   2,640,000
                                                      -----------------           -----------------

Commitments and Contingencies


Common Stock, $.01 par value, 70,000,000 shares
authorized, 13,125,652 issued and outstanding                   131,257                     131,257
Paid in capital                                               1,807,334                   1,807,334
Accumulated Deficit                                          (7,536,694)                 (7,238,761)
                                                      -----------------           -----------------
Total Shareholder's Deficit                                  (5,598,103)                 (5,300,170)
                                                      -----------------           -----------------

Total Liabilities and Equity                          $         118,527           $         113,087
                                                      =================           =================



             See accompanying notes to condensed consolidated financial statements.

                                                2

                                          American Consolidated Management Group, Inc.
                                                     Statement of Operations
                                                           (unaudited)


                                                        For the Three Months Ended                 For the Six Months Ended
                                                  June 30, 2005         June 30, 2004        June 30, 2005         June 30, 2004
                                                -----------------     -----------------    -----------------     -----------------
Revenues                                        $               -     $           2,145    $               -     $           2,145

Cost of Goods Sold                                              -                 1,164                    -                 1,164
                                                -----------------     -----------------    -----------------     -----------------

Gross Profit                                                    -                   981                    -                   981

General and Administrative Expenses
     Legal                                                  9,350               137,826               15,108               312,348
     Consulting                                            28,470                82,673              114,193               380,920
     Rent                                                  18,747                     -               43,477                     -
     Depreciation                                           8,184                     -               15,021                     -
     Other                                                 11,267                54,054               49,629                75,406
                                                -----------------     -----------------    -----------------     -----------------
Total General and Administrative Expenses                  76,018               274,553              237,428               768,674
                                                -----------------     -----------------    -----------------     -----------------

(Loss) from Operations                                    (76,018)             (273,572)            (237,428)             (767,693)

Other Income(Expense)
    Gain on Extinguishment of Debt                              -             3,746,897                                  3,746,897
    Debt Placement                                                                                                        (100,000)
    Interest Expense                                      (29,852)             (220,561)             (60,505)             (695,977)
                                                -----------------     -----------------    -----------------     -----------------
Total Other Income(Expense)                               (29,852)            3,526,336              (60,505)            2,950,920
                                                -----------------     -----------------    -----------------     -----------------

Income (Loss) before provision for Income taxes          (105,870)            3,252,764             (297,933)            2,183,227
                                                -----------------     -----------------    -----------------     -----------------

Provision for Income taxes                                      -                     -                    -                     -
                                                -----------------     -----------------    -----------------     -----------------

Net Income (Loss)                               $        (105,870)    $       3,252,764    $        (297,933)    $       2,183,227
                                                =================     =================    =================     =================


Earnings (Loss) per Share, basic and diluted              $ (0.01)               $ 0.25              $ (0.02)               $ 0.17
                                                =================     =================    =================     =================

Weighted Average Shares, basic and diluted             13,125,652            13,125,652           13,125,652            12,565,213
                                                =================     =================    =================     =================


                      See accompanying notes to condensed consolidated financial statements.

                                                       3

                                  American Consolidated Management Group, Inc.
                                             Statement of Cash Flows
                                                   (unaudited)

                                                                                          For the Six Months Ended
                                                                                June 30, 2005                  June 30, 2004
                                                                              -----------------              -----------------
Operating Activities
        Net Income (Loss)                                                     $        (297,933)             $       2,183,227
        Adjustments to reconcile net (loss)
           to net cash used for operating
           activities
                 Issuance of Stock for Services Rendered                                      -                        606,882
                 Depreciation                                                            15,021                              -
                 Gain on Extinguishment of Debt                                               -                     (3,746,697)
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                        16,017                        (12,399)
                        Accounts Receivable                                                   -                         (2,145)
                        Prepaids                                                          1,800                        (36,182)
                        Accounts Payable and Accruals                                   137,099                        121,367
                                                                              -----------------              -----------------

                        Net cash used for Operating activities                         (127,996)                      (885,947)

Investing Activities

        Capital Expeditures                                                             (76,399)                       (47,978)
                                                                              -----------------              -----------------

                        Net cash used for Investing activities                          (76,399)                       (47,978)

Financing Activities

        Net Increase in Capital Lease Obligation                                         63,566                              -
        Net Proceeds from Related Party Payables                                        102,709                      1,062,943
                                                                              -----------------              -----------------

                        Net cash provided by Financing activities                       166,275                      1,062,943
                                                                              -----------------              -----------------

Net Change in Cash and Cash Equivalents                                                 (38,120)                       129,018

Cash at the Beginning of the Period                                                      38,878                          1,008
                                                                              -----------------              -----------------

Cash at the End of the Period                                                 $             758              $         130,026
                                                                              =================              =================

Cash Paid for:
        Interest                                                                          4,050                              -
                                                                              =================              =================
        Taxes                                                                                 -                              -
                                                                              =================              =================


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the six months ended June 30 , 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the condensed consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

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

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $758 of cash on hand at June 30, 2005. The Company does not have sufficient cash to execute its business plan. There can be no assurance that the Company will obtain sufficient funding to execute its business plan or that if implemented, the plan will be successful.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $758 in cash as of June 30, 2005. As of June 30, 2005, the Company's working capital deficit was $3,026,075 and current liabilities were $3,028,633. In the six months ended June 30, 2005, the Company generated no revenues.

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

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. This agreement was amended in July 2005 to provide that Nu Specialty make minimum payments of $25,000 in July 2005, $25,000 on or before August 15, 2005 and $57,848 on or before September 30, 2005 in consideration for Company product. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $166,275 in net proceeds through financing activities from related party payables and net increase in capital lease obligation for the six months ended June 30, 2005. The Company used net cash of $127,996 for operating activities during the six months ended June 30, 2005. As of June 30, 2005, the Company's current liabilities totaled $3,028,633 and the Company had working capital deficit of $3,026,075.

         Our liabilities are comprised of related party payables in the amount of $2,316,191, accounts payable and accrued expenses in the amount of $631,873, the current portion of a capital lease obligation of $15,569 and other liabilities in the amount of $65,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $758 of cash on hand at June 30, 2005 and more cash is needed to execute its business plan. The Company will need to obtain at least $4 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2005 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

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

         On November 11, 2004 the Company received a $300,000 line of credit from Beta Foods, LLC. Under the terms of the arrangement, Beta Foods, L.L.C. advanced the Company $100,000 and advanced the additional $200,000.00 in subsequent monthly installments, which loans are included in related party payables. All sums advanced bear interest at the rate of ten percent (10%) per annum, until maturity, after which any unpaid sum will bear interest at the rate of eighteen percent (18%) per annum. Interest with respect to each installment begins to run on the date funds are advanced. All sums advanced pursuant to this line of credit became due and payable on June 30, 2005. The Company does not have the funds to repay the amounts that are being borrowed from Beta Foods, L.L.C and the Company is currently in default on this obligation.

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by Renaissance Man, Inc., a Texas corporation ("RMI") with a remaining principal balance of $800,000.00, plus interest, as well as an additional $110,744 for claims inventory purchases made by RMI, plus an additional $150,000 which claim consists of shares of Aloe Commodities International, Inc. transferred by Scott and Diane McKnight in settlement of a debt claims by a third party against RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another. The litigation is in the early stages, is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of this litigation. This litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition. The Company has accrued $800,000 plus interest related to this litigation and management believes the final settlement will not exceed this amount.

         Stock Based Compensation

         During the six months ended June 30, 2005, the Company issued no shares of stock.

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

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. It is anticipated that a minimum of $100,000 in receivables will be factored each calendar quarter under this arrangement. The Company has agreed to indemnify Associated Receivables Funding, Inc. for uncollectible accounts factored under this arrangement as well as for related costs and expenses. In addition, the Company granted Associated Receivables Funding as security interest in the Company's accounts receivables and other assets to secure the Company's performance under the arrangements and the Company's performance was personally guaranteed by Mr. George Mappin, an officer and director of the Company. The Company entered into this arrangement because it does not have sufficient cash to fund operations and it is seeking to have cash from sales available as soon as possible. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended June 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

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

         On January 11, 2005, the Company filed its petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"), in the K-192nd Judicial District Court, Dallas County, Texas, under Cause No. 05-00355. Aloe is asserting that the Company owes Aloe money pursuant to a promissory note executed by RMI with a remaining principal balance of $800,000.00, plus interest, as well as an additional $110,744 for claims inventory purchases made by RMI, plus an additional $150,000 which claim consists of shares of Aloe Commodities International, Inc. transferred by Scott and Diane McKnight in settlement of a debt claims by a third party against RMI (the "Aloe Claims"). This petition asks that the court grant a judgment stating that all Aloe Claims against the Company are invalid because the Company is unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another.

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

         On November 11, 2004 the Company received a $300,000 line of credit from Beta Foods, LLC. Under the terms of the arrangement, Beta Foods, L.L.C. advanced the Company $100,000 and advanced the additional $200,000.00 in subsequent monthly installments. All sums advanced bear interest at the rate of ten percent (10%) per annum, until maturity, after which any unpaid sum will bear interest at the rate of eighteen percent (18%) per annum. Interest with respect to each installment begins to run on the date funds are advanced. All sums advanced pursuant to this line of credit became due and payable on June 30, 2005. The Company does not have the funds to repay the amounts that are being borrowed from Beta Foods, L.L.C and the Company is currently in default on this obligation.

Item 4. Submission of Matters to a Vote of Security Holders.

         Not applicable

Item 5. Other Information.

         Not applicable

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

         EXHIBIT
           NO.                       DESCRIPTION OF EXHIBIT
         -------                     ----------------------

         3(i).1 Articles of Restatement of Articles of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2002)

         3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2005)

         10.1 2004 Professional Employee Consultant Stock Compensation Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (SEC File No. 333-113819))

         102 Compromise and Settlement Agreement, by and between the Company and Associated Receivables Funding, Inc., dated May 14, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.3 License Agreement, by and between the Company and Beta Foods, LLC, dated March 23, 2004 (Incorporated by reference to
                  Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.4 Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.5 Loan Agreement, by and between the Company and Upstate Capital Investments, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.6 Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.7 Standard Sublease, dated March 15, 2004 (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.8 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004 (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.9 Lease Agreement, dated November 11, 2004, by and between the Company and Renaissance Hospitality, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         10.10 Line of Credit Agreement, dated November 11, 2004, by and between the Company and Beta Foods, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         EXHIBIT
           NO.                       DESCRIPTION OF EXHIBIT
         -------                     ----------------------

         10.11 License Agreement with Nu Specialty Foods Group, L.L.C., dated March 1, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 2,
                  2005)

         10.12 Amendment to the License Agreement with Nu Specialty Foods Group, L.L.C., dated Ju;y 13, 2005

         10.13 Factoring Agreement by and between the Company and associated Receivables Funding, Inc., dated Jun 23, 2005

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

         None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: August 12, 2005               By   /s/  Herschel J. Walker
                                       -------------------------
                                       Herschel J. Walker
                                       President and CEO




Date: August 12, 2005               By   /s/  George Mappin
                                       --------------------
                                       George Mappin
                                       CFO