Form 10QSB
period 2005-09-30
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2005-11-18
CIK 891713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2005

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                     Outstanding as of November 11, 2005
          ------------                 -----------------------------------
          Common Stock                              13,125,652

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                          American Consolidated Management Group, Inc.
                                         Balance Sheets
                                           (unaudited)


                                                             9/30/05                    12/31/04
                                                        ---------------             ---------------
ASSETS

Current Assets
Cash                                                    $            97             $        38,878
Inventory                                                             -                      16,017
Prepaids                                                          1,800                       3,600
                                                        ---------------             ---------------
Total Current Assets                                              1,897                      58,495

Machinery and Equipment(net of accum.depr)                      107,785                      54,592
                                                        ---------------             ---------------
Total Property Plant and Equipment                              107,785                      54,592


Total Assets                                            $       109,682             $       113,087
                                                        ===============             ===============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables                                  $     2,366,190             $     2,213,482
Accounts Payable and Accrued Expenses                           680,695                     494,775
Current Poriton of Capital Lease Obligation                      15,569                           -
Other                                                            65,000                      65,000
                                                        ---------------             ---------------
Current Liabilities                                           3,127,454                   2,773,257
                                                        ---------------             ---------------


Long-Term Liabilities

Contingent Royalty Payable                                    2,640,000                   2,640,000
Long Term Portion of Capital Lease Obligation                    44,154                           -
                                                        ---------------             ---------------
Long Term Liabilities                                         2,684,154                   2,640,000
                                                        ---------------             ---------------

Commitments and Contingencies


Common Stock, $.01 par value, 70,000,000 shares
authorized, 13,125,652 issued and outstanding                   131,257                     131,257
Paid in capital                                               1,807,334                   1,807,334
Accumulated Deficit                                          (7,640,517)                 (7,238,761)
                                                        ---------------             ---------------
Total Shareholder's Deficit                                  (5,701,926)                 (5,300,170)
                                                        ---------------             ---------------

Total Liabilities and Equity                            $       109,682             $       113,087
                                                        ===============             ===============



             See accompanying notes to condensed consolidated financial statements.

                                                 2

                                          American Consolidated Management Group, Inc.
                                                     Statement of Operations
                                                           (unaudited)



                                                     For the Three Months Ended                   For the Nine Months Ended
                                              September 30, 2005   September 30, 2004    September 30, 2005    September 30, 2004
                                              ------------------   ------------------    ------------------    ------------------
Revenues                                       $             -      $             -       $             -       $         2,145

Cost of Goods Sold                                           -                    -                     -                 1,164
                                               ---------------      ---------------       ---------------       ---------------
Gross Profit                                                 -                    -                     -                   981

General and Administrative Expenses
     Legal                                              26,208                7,573                41,316               319,920
     Consulting                                         18,377              109,155               132,570               490,075
     Rent                                               18,547               18,547                55,841                43,222
     Depreciation                                        8,184                    -                23,205                     -
     Other                                               4,306               25,010                53,723                75,740
                                               ---------------      ---------------       ---------------       ---------------
Total General and Administrative Expenses               75,622              160,285               306,655               928,957
                                               ---------------      ---------------       ---------------       ---------------

(Loss) from Operations                                 (75,622)            (160,285)             (306,655)             (927,976)

Other Income(Expense)
    Gain on Extinguishment of Debt                           -                    -                                   3,746,897
    Debt Placement                                                                                                     (100,000)
    Interest Expense                                   (34,596)             (16,769)              (95,100)             (712,746)
                                               ---------------      ---------------       ---------------       ---------------
Total Other Income(Expense)                            (34,596)             (16,769)              (95,100)            2,934,151
                                               ---------------      ---------------       ---------------       ---------------

Income (Loss) before provision for Income taxes       (110,218)            (177,054)             (401,755)            2,006,175
                                               ---------------      ---------------       ---------------       ---------------

Provision for Income taxes                                   -                    -                     -                     -
                                               ---------------      ---------------       ---------------       ---------------

Net Income (Loss)                              $      (110,218)     $      (177,054)      $      (401,755)      $     2,006,175
                                               ===============      ===============       ===============       ===============

Earnings (Loss) per Share, basic and diluted   $         (0.01)     $         (0.01)      $         (0.03)      $          0.16
                                               ===============      ===============       ===============       ===============

Weighted Average Shares, basic and diluted          13,125,652           13,125,652            13,125,652            12,753,390
                                               ===============      ===============       ===============       ===============


                      See accompanying notes to condensed consolidated financial statements.

                                                       3

                                          American Consolidated Management Group, Inc.
                                                     Statement of Cash Flows
                                                           (unaudited)


                                                                                         For the Nine Months Ended
                                                                               September 30, 2005             September 30, 2004
                                                                               ------------------             ------------------
Operating Activities

        Net Income (Loss)                                                        $      (401,755)               $     2,006,175
        Adjustments to reconcile net (loss)
           to net cash used for operating
           activities
                 Issuance of Stock for Services Rendered                                       -                        606,882
                 Depreciation                                                             23,205                              -
                 Gain on Extinguishment of Debt                                                -                     (3,746,697)
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                         16,017                        (16,251)
                        Accounts Receivable                                                    -                              -
                        Prepaids                                                           1,800                         (6,182)
                        Accounts Payable and Accruals                                    185,920                        147,581
                                                                                 ---------------                ---------------
                        Net cash used for Operating activities                          (174,813)                    (1,008,492)

Investing Activities

        Capital Expeditures                                                              (76,399)                       (54,592)
                                                                                 ---------------                ---------------

                        Net cash used for Investing activities                           (76,399)                       (54,592)

Financing Activities

        Net Increase in Capital Lease Obligation                                          59,723                              -
        Net Proceeds from Related Party Payables                                         152,708                      1,062,943
                                                                                 ---------------                ---------------

                        Net cash provided by Financing activities                        212,431                      1,062,943
                                                                                 ---------------                ---------------

Net Change in Cash and Cash Equivalents                                                  (38,781)                          (141)

Cash at the Beginning of the Period                                                       38,878                          1,008
                                                                                 ---------------                ---------------

Cash at the End of the Period                                                    $            97                $           867
                                                                                 ===============                ===============

Cash Paid for:
        Interest                                                                           5,607                              -
                                                                                 ===============                ===============
        Taxes                                                                                  -                              -
                                                                                 ===============                ===============


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

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2004 Annual Report on Form 10-KSB. The results of operations for the nine months ended September 30 , 2005 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2005. The Company's significant accounting policies are set forth in Note 2 to the condensed consolidated financial statements in the December 31, 2004 Annual Report on Form 10-KSB.

NOTE 2 - Net Income (Loss) Per Common Share

         Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with SFAS No. 128, "Earnings per Share." The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company incurred a loss, the effect of stock options on the treasury stock method is anti-dilutive.

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

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $97 of cash on hand at September 30, 2005. The Company does not have sufficient cash to execute its business plan. There can be no assurance that the Company will obtain sufficient funding to execute its business plan or that if implemented, the plan will be successful.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $97 in cash as of September 30, 2005. As of September 30, 2005, the Company's working capital deficit was $3,125,557 and current liabilities were $3,127,454. In the nine months ended September 30, 2005, the Company generated no revenues.

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

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. This agreement was amended in July 2005 to provide that Nu Specialty make minimum payments of $25,000 in July 2005, $25,000 on or before August 15, 2005 and $57,848 on or before September 30, 2005 in consideration for Company product. Nu Specialty paid the July payment, but is in default in paying the August and September payments. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities whenever possible to continue development of the Sunutra(TM) product. The Company generated $212,431 in net proceeds through financing activities from related party payables and net increase in capital lease obligation for the nine months ended September 30, 2005. The Company used net cash of $174,813 for operating activities during the nine months ended September 30, 2005. As of September 30, 2005, the Company's current liabilities totaled $3,127,454 and the Company had working capital deficit of $3,125,557.

         The Company's liabilities are comprised of related party payables in the amount of $2,366,190, accounts payable and accrued expenses in the amount of $680,695, the current portion of a capital lease obligation of $15,569 and other liabilities in the amount of $65,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $97 of cash on hand at September 30, 2005 and more cash is needed to execute its business plan. The Company will need to obtain at least $4 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2005 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

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

         On November 3, 2005, American Consolidated Management Group, Inc. entered into two convertible loan agreements. Each loan agreement was for the principal amount of $25,000, interest accrues under the arrangements at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on the one year anniversary of the agreements. In addition, the amounts owing under the loans is convertible into common stock at the rate of one share of common stock for every $.20 that is converted.

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

         Stock Based Compensation

         During the nine months ended September 30, 2005, the Company issued no shares of stock.

         Off-Balance Sheet Arrangements (Contingent Royalty Payable and Factoring Agreement)

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

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. It is anticipated that a minimum of $100,000 in receivables will be factored each calendar quarter under this arrangement, however the Company has not generated sufficient revenues to factor receivables in this amount. The Company has agreed to indemnify Associated Receivables Funding, Inc. for uncollectible accounts factored under this arrangement as well as for related costs and expenses. In addition, the Company granted Associated Receivables Funding as security interest in the Company's accounts receivables and other assets to secure the Company's performance under the arrangements and the Company's performance was personally guaranteed by Mr. George Mappin, an officer and director of the Company. The Company entered into this arrangement because it does not have sufficient cash to fund operations and it is seeking to have cash from sales available as soon as possible. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored.

         The Company is not a party to any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The Company's accounting policies are discussed in Note 2 to the Company's audited financial statements included in the Company's December 31, 2004 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, "Accounting for Income Taxes," the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

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

Item 3. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes to our internal controls over financial reporting during the period ended September 30, 2005, that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         On February 11, 2003, JWT Specialized Communications, Inc. ("JWT") filed a complaint against the Company in the Court of Common Pleas for Greenville County, South Carolina. The Complaint was amended on July 11, 2003 naming the Company and RMI as defendants. JWT sought recovery of monies allegedly due it for advertising services that were provided to the RMI between January 6, 1999 and September 13, 2000. Subsequently, a confession of judgment was entered in the amount of $65,000 and the Company became liable for that amount in connection with this action.

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

         The litigation is subject to all of the risks and uncertainties of litigation and there can be no assurance as to the probable result of the litigation. The litigation may be costly, could divert our resources from other planned activities, and could have a material adverse effect on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

         Not applicable.

Item 3. Defaults Upon Senior Securities.

         In May 2004, the Company entered into a Loan Agreements with Upstate Capital Investments, LLC. Jack Shaw and Brian Holden, who together own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The lender provided the Company with a $350,000 loan that accrued interest at the rate of ten percent per annum and was due in a single balloon payment on the six month anniversary of the agreement. Upstate Capital Investments, LLC agreed to extend the maturity date of the loan so that all principal and interest was due and payable in a single balloon payment on May 14, 2005. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan and is in default on the repayment of this loan. As of September 30, 2005, approximately $380,000 was owed to Upstate Capital Investments, LLC under this loan arrangement.

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

         10.4 Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.5 Loan Agreement, by and between the Company and Upstate Capital Investments, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.6 Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.7 Standard Sublease, dated March 15, 2004 (Incorporated by reference to Exhibit 10.13 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.8 Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004 (Incorporated by reference to Exhibit 10.14 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.9 Lease Agreement, dated November 11, 2004, by and between the Company and Renaissance Hospitality, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         10.10 Line of Credit Agreement, dated November 11, 2004, by and between the Company and Beta Foods, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         10.11 License Agreement with Nu Specialty Foods Group, L.L.C., dated March 1, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 2,
                  2005)

         10.12 Amendment to the License Agreement with Nu Specialty Foods Group, L.L.C., dated July 13, 2005 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2005)

       EXHIBIT NO.                     DESCRIPTION OF EXHIBIT
       -----------                     ----------------------

         10.13 Factoring Agreement by and between the Company and associated Receivables Funding, Inc., dated June 23, 2005 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2005)

         10.14 Convertible Loan Agreement by and between the Company and Thomas J. Van Deren, dated November 3, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 9, 2005)

         10.15 Convertible Loan Agreement by and between the Company and William Steven Van Deren, dated November 3, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on November 9, 2005)

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: November 17, 2005             By   /s/  Ed Rensi
                                      ------------------------
                                      Ed Rensi
                                      CEO


Date: November 17, 2005             By   /s/  George Mappin
                                      -------------------------
                                      George Mappin
                                      CFO