Form 10KSB
period 2005-12-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2006-07-31
CIK 891713

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2005

                             Commission file number
                                     0-20642

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
            ---------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                   Utah                                     87-0375093
---------------------------------------------- ---------------------------------
(State or other jurisdiction of incorporation) (IRS employer identification no.)

          714 Fairview Rd., Greer, South Carolina           29651
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip code)

                   Issuer's telephone number: (864) 848-1900

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 Par Value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes [X] No [ ].

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X] .

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the common stock held by non-affiliates (i.e., does not include directors, executive officers or ten percent stockholders identified in Item 11 hereof) of the issuer as of July 25, 2006 was approximately $3,297,854.

As of July 25, 2006, the issuer had 14,125,652 shares of common stock outstanding.

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2005


                                     PART I

Item 1.    Description of Business............................................3
Item 2.    Description of Property............................................7
Item 3.    Legal Proceedings..................................................8
Item 4.    Submission of Matters to a Vote of Security Holders................8

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........8
Item 6.    Management's Discussion and Analysis or Plan of Operation..........9
Item 7.    Financial Statements..............................................17
Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure........................................17
Item 8A.   Controls and Procedures...........................................18
Item 8B.   Other Information.................................................18

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act...............19
Item 10.   Executive Compensation............................................20
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters.................................21
Item 12.   Certain Relationships and Related Transactions....................22
Item 13.   Exhibits..........................................................25
Item 14.   Principal Accountant Fees and Services............................26

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, launch dates for products; dates upon which we will receive royalty payments; the generation of royalty revenues; commercial acceptance of our products; plans to rely on our joint venture partners to pursue commercialization of products; expectations regarding the ability of our products to compete with the products of our competitors; acceptance of our products by the marketplace as cost-effective; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for our nutritional products; plans regarding sales and marketing; and strategic business initiatives.

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

                                     PART I

Item 1. Description of Business

Business Development

         American Consolidated Management Group, Inc. (the "Company," "ACMG" or "Registrant") was incorporated on November 5, 1980 under the name American Consolidated Mines Co. On November 24, 1980 the Company's name was changed to American Consolidated Mining Co.

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

         On June 3, 1993, Clifton Mining Company ("Clifton") was incorporated under the laws of the State of Utah. Upon formation, Clifton issued to the Company common stock and preferred stock, which represented all of the issued and outstanding equity securities of Clifton. In consideration for the Clifton securities, the Company transferred to Clifton various patented and unpatented mining claims located in Tooele County, Clifton Mining District, Utah (the "Clifton Claims"). The Clifton Claims consist of approximately one square mile of mining property located about nine miles southeast of the townsite of Goldhill, State of Utah. Since 1993 the Company has transferred a substantial number of its Clifton shares to various parties in consideration of lien cancellations, repayment of Company debt and payment of other Company obligations. The Company no longer owns any of Clifton's outstanding equity securities.

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

         The current Food Guide Pyramid put out by the United States Department of Agriculture (USDA) recommends for a healthy diet, the consumption of 5 servings of vegetables and 4 servings of fruit every day. Current recommendations from the American Institute for Cancer Research and the American Heart Association are more than double these amounts. The problem is that the consumption of fruits and vegetables in the United States and much of the developed world is decreasing. As a result of the work done by Dr. Jack Watkins over the last ten years, we believe that Dr. Watkins has developed a method so that the Phytonutrients contained in fruits and vegetables can be naturally stabilized for inclusion into almost any processed food product and at the same time extend the shelf life of these Phytonutrients.

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's restricted stock, which payment has not been paid and which shares have not yet been issued. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods, L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

         Effective March 15, 2006, the Company also entered into a two-year lease for a plant for the manufacture, development and application of the process. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. The Company does not have adequate funding to pay the lease payments and there can be no assurance that such funding will be available.

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

Sunutra(TM)

         Phytochemicals, or phytonutrients as they are referenced in the nutrition discipline, protect plants from natural invaders such as parasites, insects, free radicals and disease. Some believe that the protective mechanisms of phytonutrients in plants, also work in the human body reducing the risk of many diseases including cancer, heart disease, diabetes, high blood pressure, stroke, urinary tract infections and more. These beliefs are not supported by medical evidence generally accepted by the medical community. We believe that our product, Sunutra(TM), takes the minerals, vitamins and most importantly phytonutrients and allows them to be used in processed food products. The process (explained here in simplified form) to naturally stabilize phytonutrients for further processing consists of taking the organically grown fruit or vegetable and freeze drying them into a powdered form. In this form, phytonutrients are very unstable and have an extremely short shelf life and cannot be further processed. We take this unstable phytonutrient powder and apply the patent pending technology, which we believe naturally stabilizes the phytonutrients powder for further processing into almost any processed food application without any noticeable change in product attributes. We believe, as a result of food process applications, that a substantial amount of the nutrient value after processing using our technology is retained when compared to the nutrient value before the respective food manufacturing process.

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

Agreements

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. This agreement was amended in July 2005 to provide that Nu Specialty make minimum payments of $25,000 in July 2005, $25,000 on or before August 15, 2005 and $57,848 on or before September 30, 2005 in consideration for Company product. Nu Specialty paid the July payment, but is in default in paying the August and September payments and we do not expect Nu Specialty to further perform under this agreement. Further, Nu Specialty has requested a return of the $25,000 payment, but the Company has rejected their request. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

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

Trademarks and Patents

         We have registered trademarks from the U.S. Patent and Trademark Office for the Sunutra(TM) name. Dr. Watkins has applied for a patent on the Technology and this patent application was assigned to the Company. Our future success may depend upon the strength of our intellectual property. We believe that the patent application will be issued and will be valid and enforceable. There is no assurance, however, that if the patent is challenged this belief will prove correct. In addition, Beta Foods, L.L.C. has not applied for patent protection in foreign countries.

Regulation

         FDA regulations relating specifically to foods for human use are set forth in Title 21 of the Code of Federal Regulations. We believe that the Sunutra(TM) product may be sold without submission to the FDA for approval under the GRAS (Generally Recognized as Safe) Rules as promulgated by the FDA. However, we are required to comply with other FDA regulations, including basic food labeling requirements and Good Manufacturing Practices ("GMPs") for foods. Detailed dietary supplement GMPs have been proposed; however, no regulations establishing such GMPs have been adopted that relate to our Sunutra(TM) product. Additional regulations to implement the specific DSHEA (defined below) requirements for dietary supplement labeling have also been proposed, and final regulations may be implemented over a period of time upon final publication.

         While our Sunutra(TM) products are not presently required to be submitted to the Food and Drug Administration ("FDA") or any other regulatory agency for approval, the manufacturing, packaging, labeling, advertising, distribution and sale of our Sunutra(TM) products is subject to regulation by the Food and Drug Administration ("FDA") which regulates our products under the Federal Food, Drug and Cosmetic Act ("FDCA") and regulations promulgated thereunder. The FDCA defines the terms "food" and "dietary supplement" and sets forth various conditions that unless complied with may constitute adulteration or misbranding of such products. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 (the "NLEA") and the Dietary Supplement Health and Education Act of 1994 (the "DSHEA").

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

Competition

         We are not aware of competitors who are attempting to use a pyhtonutrients stabilization process similar to our technology. Nonetheless, we compete with other functional food ingredient manufacturers, and in the vitamin and supplement industry. The functional food/nutritional supplement business is a highly competitive business and we will be competing directly with companies that have longer operating histories, more experience, substantially greater financial resources, greater size, more substantial marketing organizations, and established distribution channels that are better situated in the market than us. We compete in this industry against companies, which sell through retail stores as well as against direct selling companies. For example, we compete against manufacturers and retailers of nutritional supplements which are distributed through supermarkets, drug stores, health food stores, discount stores, etc. In addition to competition from these manufacturers and retailers, we compete for product sales and independent distributors with many other direct sales companies, including Shaklee, NuSkin, Unicity, Amway and Nature's Sunshine. No assurance can be given that we will be successful in competing in this industry.

Research and Development

         To date, we have not conducted research and development activities as understood using generally accepted accounting principles. Rather, all research has been done through Dr. Jack Watkins and Beta Foods, LLC, our licensor. We did not spend any funds on research and development activities during the past two fiscal years.

Backlog

         We have not experienced any significant backlog for product orders at any time.

Employees

         As of July 25, 2006, we did not have any full time employees. We employ two people on a part time basis and retain two consultants. We believe that our relations with our employees are satisfactory.


Item 2. Description of Property

         Our principal offices are located at 714 Fairview Road, Greer, South Carolina. These offices are provided by Mr. George Mappin, an officer and director of the Company, at no cost to the Company. This lease arrangement may be terminated at any time by Mr. Mappin.

         Effective March 15, 2006, the Company also entered into a two-year lease for a plant for the manufacture, development and application of the process. We have an option to extend the lease for a two year period. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. The facility comprises approximately 4,400 square feet of space. We believe that our current office and plant space will not be adequate to meet the needs of current and expected growth for the foreseeable future.

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

         None.

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

                  Quarter Ended                        High          Low

                  2004
                  March 31.......................      $2.70         $.80
                  June 30........................      $1.30         $.50
                  September 30...................      $1.00         $.32
                  December 31....................       $.50         $.20

                  2005
                  March 31.......................       $.52         $.23
                  June 30........................       $.51         $.20
                  September 30...................       $.39         $.16
                  December 31....................       $.28         $.05


Holders

         At July 12, 2006, there were approximately 2,358 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, in furtherance of its business plan.

Sales of Equity Securities

         On and shortly after March 28, 2006, the Company entered into eighteen convertible loan agreements with eighteen accredited and sophisticated investors in the aggregate principal amount of $275,000. Each loan agreement accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on March 23, 2007. In addition, the amounts owing under the loans is convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes.

         On June 29, 2006, the Company entered into a convertible loan agreement with Upstate Capital Investments, Inc. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on this loan.

         The Company has not sold any other securities during the period covered by this report that has not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $2,273 in cash as of December 31, 2005. As of December 31, 2005, the Company's working capital deficit was $2,195,014 and current liabilities were $2,199,087. In 2005 the Company generated no revenues.

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

Plan of Operation

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's restricted stock, which payment has not been paid and which shares have not yet been issued. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods, L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

         Effective March 15, 2006, the Company also entered into a two-year lease for a plant for the manufacture, development and application of the process. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. The Company does not have adequate funding to pay the lease payments and there can be no assurance that such funding will be available.

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

         In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC, a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty Foods shall purchase Sunutra(TM) powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement as for the food service industry and consist of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix. Nu Specialty will possess the exclusive right to manufacture these products with Sunutra(TM) for a period of three (3) years provided certain minimum purchase requirements are maintained. This agreement was amended in July 2005 to provide that Nu Specialty make minimum payments of $25,000 in July 2005, $25,000 on or before August 15, 2005 and $57,848 on or before September 30, 2005 in consideration for Company product. Nu Specialty paid the July payment, but is in default in paying the August and September payments and we do not expect Nu Specialty to further perform under this agreement. Further, Nu Specialty has requested a return of the $25,000 payment, but the Company has rejected their request. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S.

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

Liquidity and Capital Resources

         To date, the Company has financed its operations principally through private placements of debt and equity securities. The Company generated $335,521 in net proceeds through financing activities, mostly from related party payables, for the year ended December 31, 2005. The Company used net cash of $366,698 for operating activities during the year ended December 31, 2005. As of December 31, 2005, the Company's current liabilities totaled $2,199,087 and the Company had working capital deficit of $2,195,014. The Company does not have the funds to pay our current liabilities and we do not currently have the funds to pay the amounts owing on our outstanding debts. We have no arrangements in place that will provide us with the funding to pay these obligations.

         Our liabilities are comprised of related party payables in the amount of $1,764,190, payable and accrued expenses in the amount of $477,583, current portion of capital lease obligation in the amount of $15,314 and other liabilities in the amount of $90,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

         The Company's working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs to complete product development work, the cost of completing its facilities, the timing of market launches and the level of sales of its products. The Company had $2,273 of cash on hand at December 31, 2005 and more cash is needed to execute its business plan. The Company will need to obtain at least $4 million to execute its business plan over the next twelve months. Thereafter, the Company's cash needs have not been determined. The Company is currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources, and when, and if, certain contingencies are met by the Company, a contract, or contracts, as well as financing, may follow. However, the Company has no contractual arrangements that guarantee that the Company will have adequate funding during the remainder of 2006 or thereafter, the Company has been unsuccessful in raising the funds required to execute its business plan to date and there can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding will have a material adverse effect on the Company, including possibly requiring the Company to cease its operations.

         In May 2004, the Company entered into a Loan Agreement with Upstate Capital Investments, LLC. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. Upstate Capital Investments, LLC agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum that was due on May 14, 2005. The Company also agreed to issue to Upstate 50,000 shares of the Company's restricted stock as additional consideration for the loan. Upstate Capital Investments, LLC funded its loan obligation in May 2004, which loan is included in Related Party Payables, and the Company plans to issue the 50,000 shares owed to Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan and is in default on this obligation.

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

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company's common stock, are affiliated with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored. The Company presently has no receivables to factor under this arrangement.

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

         On and shortly after March 28, 2006, the Company entered into eighteen convertible loan agreements with eighteen accredited and sophisticated investors in the aggregate principal amount of $275,000. Each loan agreement accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on March 23, 2007. In addition, the amounts owing under the loans is convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes.

         On June 29, 2006, the Company entered into a convertible loan agreement with Upstate Capital Investments, Inc. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on this loan.

         Stock Based Compensation

         In September 2005, the Company issued 1,000,000 shares of common stock to Ed Rensi as compensation under an employment agreement. These shares were valued at $110,000 based on an independent valuation analysis because the Company's common stock has little trading in a limited market.

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

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the balance sheet. This liability will be reduced by the additional royalty paid from sales, if any, of the phytonutrient product by the Company. At such a time that no further sales of the phytonutrient product by the Company will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by the Company.

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. It is anticipated that a minimum of $100,000 in receivables will be factored each calendar quarter under this arrangement, however the Company has not generated sufficient revenues to factor receivables in this amount. The Company has agreed to indemnify Associated Receivables Funding, Inc. for uncollectible accounts factored under this arrangement as well as for related costs and expenses. In addition, the Company granted Associated Receivables Funding as security interest in the Company's accounts receivables and other assets to secure the Company's performance under the arrangements and the Company's performance was personally guaranteed by Mr. George Mappin, an officer and director of the Company. The Company entered into this arrangement because it does not have sufficient cash to fund operations and it is seeking to have cash from sales available as soon as possible. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored. The Company presently has no receivables to factor under this arrangement.

         The Company is not a party to any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

         The Company's accounting policies are discussed in Note 3 to the Company's audited financial statements included in the Company's December 31, 2005 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

         The Company has determined at this time that net operating losses generated prior to the change in control (in 2002) are unusable by the Company. The Company also believes it is more likely than not that net operating loss carryforwards generated since the change in control will not be able to be used due to recurring operating losses and the Company has provided a full valuation allowance for these amounts.

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial condition or results of operations.

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and it requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

         In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

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

         We have a history of losses.

         We have accumulated deficits totaling $7,083,167 and all prior quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

         o Developing distribution partners and licensees of our Sunutra(TM) product on commercially favorable terms;

         o        Successful marketing of our Sunutra(TM) products;

         o        Commercial acceptance of our Sunutra(TM) product;

         o        Our ability to establish economical manufacturing facilities;
                  and

         o        Our ability to develop additional nutritional products.

         There can be no assurance that we will achieve sustainable profitability.

         Because our Sunutra(TM) business is new and we have not proven our ability to generate profits, an investment in ACMG is risky. We have no meaningful operating history with respect to our Sunutra(TM) product so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the marketing of new products, including the absence of a history of significant operations and of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, manufacturing facilities, marketing activities, financial systems, computer systems, web development, personnel recruitment and distributor and licensee relationships. During 2005, we had no sales. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations and any investment in the Company will bear the risk of complete loss of the investment in the event we are not successful.

         There is doubt about our ability to continue as a going concern. Our audited financial statements have been prepared assuming that we continue as a going concern. We have no revenue generating activities in place and we have incurred losses. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

         We do not have sufficient funding to execute our business plan. As of December 31, 2005, we had assets of $107,421, current liabilities of $2,199,087 and a working capital deficit of $2,195,014. We are devoting substantially all of our present efforts to establishing a new business. We estimate that we will need to raise at least $4 million in additional funding to execute our business plan. This funding is needed to retire debt, fund our production facility, construct an automated production line, and provide operating capital for production demands. We may be unsuccessful in obtaining additional funding or funding may only be available on terms that are disadvantageous to us. If we are unsuccessful in raising additional funds it may result in the discontinuance of our business due to lack of funding. These factors raise substantial doubt about our ability to continue as a going concern.

         We do not have sufficient funding to repay outstanding debt and current liabilities. Our cash reserves are not sufficient to pay the amounts owing on current liabilities in the amount of $2,199,087. We will be looking primarily to revenue generated from our business operations and potential funding sources to repay these amounts. We have only a limited operating history, limited sales revenues and no contractual arrangements to provide us with necessary funding. As a result, no assurance can be given that we will have the resources to repay any or all of the amounts owing under the outstanding promissory notes and/or our current liabilities.

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

         We may be subject to liability as a result of our failure to timely file the required reports with the Securities and Exchange Commission.

         Our common stock is registered pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act") and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. During 2006 we failed to timely file our annual report on Form 10-KSB for the period ending December 31, 2005 and we have not filed our quarterly report on Form 10-QSB for the period ending

March 31, 2006 (the "1934 Act Violations"). As a result, we could be subject to civil and criminal penalties due to such non-compliance. There can be no assurance that civil and criminal penalties will not be imposed.

         Sunutra(TM) may not be accepted by the market. The market may not accept our Sunutra(TM) product. Their acceptance will depend in large part on our ability to demonstrate the nutritional benefits, cost-effectiveness and safety our Sunutra(TM) in comparison with competing products and our ability to distribute Sunutra(TM) through major distributors and/or licensees. Sunutra(TM) may not achieve market acceptance and major distributors and/or licensees may not sell Sunutra(TM).

         Our success is dependent on our ability to attract, maintain and motivate distributors and licensees. Our success depends in significant part upon our ability to attract, maintain, and motivate distributors and/or licensees through whom we anticipate selling our Sunutra(TM) product. As of March 31, 2006, we had only one licensee of our product and that arrangement is in default. Our failure to attract additional distributors and/or licensees on commercially favorable terms would likely have a material adverse affect on our revenues and operations and may result in the termination of our business. There can be no assurance that we will attract additional distributors and/or licensees or that if we attract the same, that it will be on commercially favorable terms.

         Our long-term success is dependent on the success of our ability to generate additional products. Our only product is Sunutra(TM). We have been engaged in no research and development activities over the past two years. Our long term success is dependent not only on the commercial success of Sunutra(TM), but also developing and/or acquiring additional products that are commercially viable. There can be no assurance that we will develop or acquire additional products that are commercially viable.

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

         Our success is dependent on a patent and proprietary rights. Our future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of a patent application filed by Dr. Watkins and later assigned to the Company and other intellectual property arrangements. The protection provided by the patent, if issued, may not be broad enough to prevent competitors from introducing similar products. In addition, the patent, if challenged, may not be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the patent or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license Sunutra(TM) based products. No patent applications have been filed in foreign countries and we have little patent protection from competition in foreign countries.

         We depend on Beta Foods, LLC to develop and maintain our Sunutra(TM) product. We have an exclusive license to enhance, commercialize, manufacture and market the Sunutra(TM) product developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. Beta Foods, LLC granted to license. A majority of Beta Foods, LLC is owned by affiliates of the Company. In the event that Beta Foods, LLC ceases to operate or if the services of Dr. Watkins are no longer available to Beta Foods, LLC then it would have a material adverse effect on our ability to market and sell Sunutra(TM) and continue our business operations. There can be no assurance that Beta Foods, LLC will continue to operate or have access to the services of Dr. Watkins in the future.

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

Item 8A. Controls and Procedures

         We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and except as described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. We were late in filing our annual report on Form 10-KSB for the period ending December 31, 2005 and we have not filed our quarterly report on Form 10-QSB for the period ending March 31, 2006 because we did not have the funds to retain our independent registered public accounting firm to audit our financial statements and we lost our external accountant who previously assisted us in preparing our financial statements and recording financial transactions. Given our limited financial resources, this could be a reoccurring problem that we experience in the future.

         In connection with their audit of our financial statements for the year ended December 31, 2005, on which our auditors expressed an unqualified opinion, with an explanatory paragraph as to going concern, Elliott Davis, LLC issued a management letter identifying a material weakness involving our internal controls and operation under the standards of the Public Company Accounting Oversight Board. The management letter addressed the following material weakness:

         1. We did not have internal accounting staff with sufficient expertise to adequately guide us in connection with the application of generally accepted accounting principle or to provide accurate and timely financial information for decision-making purposes as well as reporting.

         2. We did not have external accounting support to properly assist us with the application of generally accepted accounting principles and to provide accurate and timely financial information for decision-making purposes as well as reporting.

         Elliott Davis, LLC has discussed the weakness described above with management. This weakness arose, in part, because we lost the services of the certified public accountant who previously assisted us in the application of generally accepted accounting principles and in compiling our financial statements. Elliott Davis, LLC recommended retention of an external accounting firm or other knowledgeable public company accounting and reporting source to provide assistance with the application of generally accepted accounting principles and to provide more accurate and timely financial information for decision-making purposes as well as reporting. Our management has taken an active role in responding to the deficiency identified by Elliott Davis, LLC by retaining an external certified public accountant to assist in the application of generally accepted accounting principles to accounting and financial reporting matters and to assist us in compiling our financial statements.

         There have been no other significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         Effective March 15, 2006, the Company also entered into a two-year lease for a plant for the manufacture, development and application of the process. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. The Company does not have adequate funding to pay the lease payments and there can be no assurance that such funding will be available.

         On June 29, 2006, the Company entered into a convertible loan agreement with Upstate Capital Investments, Inc. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%)of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on this loan.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of July 25, 2006:

                                                                   With Company
         Name        Age              Position                         Since
         ----        ---              --------                         -----

Ed Rensi             61     Director and President                     2005

Herschel J. Walker   42     Director and President                     2001

George E. Mappin     56     Director, Secretary, Acting Treasurer,     2001
                            Controller and CFO
---------------

         Ed Rensi. Mr. Rensi was appointed to the Company's board of directors in 2005 and his term expires at the next annual meeting of shareholders. Mr. Rensi began his business career with McDonald's as a grill man in 1966. That career continued with McDonald's until 1998. During that time Mr. Rensi served, among other positions, as Regional Vice-President, Senior Vice-President/Operations and Training, Senior Executive Vice-President, Chief Operating Officer Worldwide, and from 1984 until 1998, Mr. Rensi was President and CEO of McDonald's U.S.A. Mr. Rensi was awarded the President's Volunteer Award by President Ronald Reagan. In 1997, he was named Italian-American Man of the Year. He has served on the boards of Snap On Tools, Jafra Cosmetics and International Speedway Corporation, and continues in those capacities for Snap On Tools and International Speedway Corp. For the past five years Mr. Rensi has been principally employed by Team Rensi, an organization owed by Mr. Rensi, that races two NASCAR cars. He is a graduate of Ohio State University with a degree in Business Education.

         Herschel J. Walker. Mr. Walker was appointed to the Company's board of directors in 2001 and his term expires at the next annual meeting of shareholders. From 2000 to present Mr. Walker has acted as the Chairman of Renaissance Man, Inc., a Texas corporation ("RMI"). Mr. Walker has been actively involved with RMI as a shareholder and director since its creation in 1997. His principal occupation for the past five years has been serving as an officer and director of RMI. Mr Walker attended the University of Georgia and enjoyed an extremely successful career as a professional football player. Mr. Walker is currently a member of HealthSouth's Sports Medicine Counsel. Mr. Walker holds no other directorships in reporting companies.

         George E. Mappin. Mr. Mappin was appointed to the Company's board of directors in 2001 and his term expires at the next annual meeting of shareholders. From 1969 to present Mr. Mappin's principal occupation has been acting as the Chairman of Mappin Industries, Inc. Mappin Industries, Inc. is a custom drapery and bedspread manufacturer, providing design, manufacture and installation services to hospitality-based concerns. Mr. Mappin holds no other directorships in reporting companies.

Identify Significant Employees

         The Company has no significant employees who are not identified above.

Family Relationships

         None.

Involvement in Certain Legal Proceedings

         The executive officers and directors of the Company have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Attendance at Stockholder Meetings

         The Company's policy is to encourage, but not require, members of the board of directors to attend annual stockholder meetings. However, the Company has not had annual stock meeting during the past two years.

Board Committees

         The board of directors does not have a standing, audit, nominating or compensation committee. The Company is in the process of implementing additional corporate governance procedures and anticipates forming such committees in the coming year. The board of directors, which includes each member of the board who is then serving, participates in the consideration of director nominees. The board of directors plans to formulate a policy with regard to the consideration of director candidates recommended by security holders and the minimum qualifications of such candidates. None of the members of the board of directors are considered "independent" as defined by Rule 4200(a) of the NASD's Marketplace Rules.

         The board of directors met on more than six occasions during 2005.

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

Item 10. Executive Compensation

         The table below sets forth certain information concerning compensation we paid to our president (chief executive officer) and all other executive officers with annual compensation in excess of $100,000, determined for the year ended December 31, 2005 (the "Named Executive Officers").

Summary Compensation Table. The following table provides certain information regarding compensation paid to the Named Executive Officers.

                                                SUMMARY COMPENSATION TABLE



                                           Annual Compensation                     Awards           Payouts
                                                                           Restricted   Stock                    All Other
        Name and                                          Other Annual     Stock       Options/    LTIP        Compensation
   Principal Position       Year Salary ($)  Bonus ($)   Compensation($)   Awards ($)    SAR(#)    Payouts($)       ($)
   ------------------       ---- ----------  ---------   ---------------   ----------    ------    ----------  ------------
Ed Rensi (1)                2005    ---         ---            ---            ---         ---         ---         $110,000
President and Director

--------------
(1) Mr. Rensi began working for the Company on September 22, 2005.
(2) Pursuant to Mr. Rensi's employment agreement, effective September 22, 2005, Mr. Rensi was entitled to 1,000,000 fully vested shares of the Company's common stock. Based on a independent valuation analysis the Company's common stock was valued at $.11 per share.
---------------

Compensation of Directors

         We paid no cash fees or other consideration to our directors for service as directors during the last three fiscal years. We have made no agreements regarding future compensation of directors. All directors are entitled to reimbursement for reasonable expenses incurred in the performance of their duties as members of the board of directors.

Employment Agreement

         We have entered into an employment agreement with Ed Rensi for a term expiring in September 2010, subject to early termination upon the happening of certain events. His employment agreement provides that he receive (i) 1,000,000 shares of fully vested common stock, (ii) cash and bonus compensation as is determined from time to time by the board of directors, and (iii) he is eligible to participate in any group life, hospitalization or disability insurance plan, health or dental program, pension plan, similar benefit plan of the Company in accordance with the rules established by the board of directors and as may be in effect from time to time. The employment agreement also provides for a three year non-compete.

         With the exception of Mr. Rensi, the Company does not have employment agreements with any of its employees.

Indemnification for Securities Act Liabilities

         Utah law authorizes, and our bylaws provide for, indemnification of our directors and officers against claims, liabilities, amounts paid in settlement and expenses in a variety of circumstances. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for directors, officers and controlling persons pursuant to the foregoing, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Compensation Committee Interlocks and Insider Participation

         None of our executive officers serve on our compensation committee (or in a like capacity) or on the compensation committees of any other entity.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of July 25, 2006, for: (i) each of the Company's directors, (ii) each of the Company's Named Executive Officers, and (iii) all directors and executive officers as a group. As of July 25, 2006, the Company had 14,125,652 shares of common stock outstanding.

        Name and Address             Shares Beneficially        Percentage of Shares
     Of Beneficial Owner(1)                 Owned                Beneficially Owned             Position
     ----------------------                 -----                ------------------             --------
Ed Rensi                                   1,000,000                     7.1%             Director and CEO

Herschel J. Walker                         2,069,000                    14.7%             Director and President

George E. Mappin                                  --                       --             Director and Secretary, Acting
                                                                                          Treasurer, Controller and CFO

Executive Officers and Directors           3,069,000                    21.8%
as a Group (3 persons)

George Mappin, Jr.(2)                        750,000                     5.3%
7 Sneed Drive
Taylors, SC 29687

Icon Investments US, LLC(3)                  962,567                     6.8%
P.O. Box 16253
Greenville, SC 29606

Ridge Management, LLC                        946,000                     6.7%
714 Fairview Rd.
Greer, SC 29651

Jack Shaw                                  1,069,519                     7.6%
P.O. Box 5835
Greenville, SC 29606

Upstate Capital, Inc.(4)                   2,500,000                    15.0%
PO Box 16253
Greenville, SC 29602

* Less than 1%.

------------------
(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) George Mappin, Jr. is the son of George E. Mappin, and officer and director of the Company.
(3) This entity is managed by George Mappin, Jr. and Kenny Chapman, a son-in-law to George Mappin. These shares may also be deemed to be beneficially owned by Mr. George Mappin, Jr.
(4) Represents the principal amount of $500,000 that is owed to Upstate Capital, Inc. by the Company. The principal and accrued interest owing on this obligation is convertible into common stock at the election of Upstate Capital, Inc. at the rate of one share of common stock for every $.20 that is converted. Brian Holden and Jack Shaw are affiliated with Upstate Capital, Inc.

Changes in Control

         The Company is not aware of any arrangements which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

         On June 29, 2006, the Company entered into a convertible loan agreement with Upstate Capital Investments, Inc. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes. Jack Shaw and Brian Holden, who the Company believes together beneficially own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on this loan.

         In June 2005, the Company entered into a factoring agreement with Associated Receivables Funding, Inc. Jack Shaw and Brian Holden, who the Company believes together beneficially own over 2,000,000 shares of the Company's common stock, are affiliated with Associated Receivables Funding, Inc. Under the arrangement the Company will have the ability to factor some accounts receivable. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored. The Company presently has no receivables to factor under this arrangement.

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

         In May 2004, the Company entered into a Loan Agreement with Upstate Capital Investments, LLC. Jack Shaw and Brian Holden, who the Company believes together beneficially own over 2,000,000 shares of the Company's common stock, are affiliated with Upstate Capital Investments, LLC. Upstate Capital Investments, LLC agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent per annum that was due on May 14, 2005. The Company also agreed to issue to Upstate 50,000 shares of the Company's restricted stock as additional consideration for the loan. Upstate Capital Investments, LLC funded its loan obligation in May 2004, which loan is included in Related Party Payables, and the Company plans to issue the 50,000 shares owed to Upstate Capital Investments, LLC. The Company does not have the funds to repay the amounts owing on the Upstate Capital Investments, LLC loan and is in default on this obligation.

         On March 23, 2004, the Company entered into a license agreement with Beta Foods, LLC (the "Beta Agreement"). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods, LLC (i) a 10% royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company's restricted stock, which payment has not been paid and which shares have not been issued. Approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. George Mappin, a director and officer of the Company, approximately 25% of Beta Foods,

L.L.C. is beneficially owned by Mr. Herschel Walker, a director and officer of the Company and approximately 25% of Beta Foods, L.L.C. is beneficially owned by family members of Mr. Richard Shanks, a shareholder of the Company.

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

         Listed on page 26 hereof.

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were approximately $23,000 and $15,000, respectively.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were approximately $7,000 and $6,500, respectively.

All Other Fees

         The aggregate fees billed for products and services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

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

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                    (Registrant)



Date: July 26, 2006                 By /s/ Ed Rensi
                                     ------------------------------------
                                     Ed Rensi
                                     Chief Executive Officer and Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                        Title                         Date
         ---------                        -----                         ----

   /s/ Ed Rensi                 Chief Executive Officer            July 26, 2006
---------------------------     and Director
Ed Rensi

  /s/ Herschel J. Walker        President and Director             July 26, 2006
---------------------------
Herschel J. Walker

  /s/ George E. Mappin          Director, Secretary and Acting     July 26, 2006
---------------------------     Treasurer, Controller and CFO
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

         10.1 2004 Professional Employee Consultant Stock Compensation Plan (Incorporated by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-8 (SEC File No. 333-113819))

         10.2 Compromise and Settlement Agreement, by and between the Company and Associated Receivables Funding, Inc., dated May 14, 2004 (Incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-QSB, dated March 31,
                  2004)

         10.3 License Agreement, by and between the Company and Beta Foods, LLC, dated March 23, 2004 (Incorporated by reference to
                  Exhibit 10.8 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.4 Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.5 Loan Agreement, by and between the Company and Upstate Capital Investments, LLC, dated May 14, 2004 (Incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-QSB, dated March 31, 2004)

         10.6 Lease Agreement, dated November 11, 2004, by and between the Company and Renaissance Hospitality, Inc. (Incorporated by reference to Exhibit 10.15 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         10.7 Line of Credit Agreement, dated November 11, 2004, by and between the Company and Beta Foods, L.L.C. (Incorporated by reference to Exhibit 10.16 of the Company's Quarterly Report on Form 10-QSB, dated September 30, 2004)

         10.8 License Agreement with Nu Specialty Foods Group, L.L.C., dated March 1, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 2,
                  2005)

         10.9 Amendment to the License Agreement with Nu Specialty Foods Group, L.L.C., dated July 13, 2005 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2005)

         10.10 Factoring Agreement by and between the Company and associated Receivables Funding, Inc., dated June 23, 2005 (Incorporated by reference to Exhibit 10.12 of the Company's Quarterly Report on Form 10-QSB, dated June 30, 2005)

         10.11 Convertible Loan Agreement by and between the Company and Thomas J. Van Deren, dated November 3, 2005 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on November 9, 2005)

         10.12 Convertible Loan Agreement by and between the Company and William Steven Van Deren, dated November 3, 2005 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, filed on November 9, 2005)

      EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
      -----------                       ----------------------

         10.13 Employment Agreement by and between the Company and Ed Rensi, effective September 22, 2005 (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 (SEC File No. 333-128499)

         10.14 Form of Convertible Loan Agreements with investors in the aggregate principal amount of $275,000 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on March 30, 2006)

         10.15 Commercial Lease by and between the Company and ARCO Securities, Inc., dated March 15, 2006

         10.16 Form of Convertible Loan Agreements with Upstate Capital Investments, LLC in the aggregate principal amount of $500,000 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on July 6, 2006)

         21.1     Schedule of Subsidiaries (Incorporated by reference to Exhibit
                  21.1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2004)

         23.1     Consent of Independent Registered Public Accounting Firm

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                    AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                                                   Index to Financial Statements
                                                      December 31, 2005 and 2004
--------------------------------------------------------------------------------


                                                                           Page


Report of Independent Registered Public Accounting Firm                     F-2

Balance Sheet                                                               F-3

Statements of Operations                                                    F-4

Statements of Shareholders' Deficit                                         F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

--------------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
American Consolidated Management Group, Inc.
Greenville, South Carolina


         We have audited the accompanying balance sheets of American Consolidated Management Group, Inc. as of December 31, 2005 and 2004, and the related statements of operations, shareholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Consolidated Management Group, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements as of December 31, 2005, the Company continues to have losses from operations and significant working capital and shareholders' deficiencies. Additionally, the Company had no sales revenue during 2005. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis LLC

Greenville, South Carolina
April 28, 2006, except for the second paragraph of
Note 10, as to which the date is June 29, 2006

                          American Consolidated Management Group, Inc.
                                         Balance Sheets


                                                             12/31/05                    12/31/04
                                                          -------------               -------------
ASSETS
Current Assets
Cash                                                      $       2,273               $      38,878
Inventory                                                             -                      16,017
Prepaids                                                          1,800                       3,600
                                                          -------------               -------------
Total Current Assets                                              4,073                      58,495
                                                          -------------               -------------
Machinery and Equipment                                         130,990                           -
Construction in Progress                                              -                      54,592
Less: Accumulated Depreciation                                  (27,642)                          -
                                                          -------------               -------------
Net Machinery and Equipment                                     103,348                      54,592
                                                          -------------               -------------
Total Assets                                              $     107,421               $     113,087
                                                          =============               =============


LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

Related Party Payables                                    $   1,616,190               $   2,213,482
Payables and Accrued Expenses                                   477,583                     494,775
Current Portion of Capital Lease Obligation                      15,314                           -
Other                                                            90,000                      65,000
                                                          -------------               -------------
Current Liabilities                                           2,199,087                   2,773,257
                                                          -------------               -------------


Long-Term Liabilities

Related Party Payables                                          148,000                           -
Long Term Portion of Capital Lease Obligation                    40,469                           -
Convertible Debenture, net of discount of $30,428                80,316                           -
Contingent Royalty Payable                                    2,640,000                   2,640,000
                                                          -------------               -------------
         Total Long Term Liabilities                          2,908,785                   2,640,000

Commitments and Contingencies (notes 2, 6, 9)

Total Liabilities                                             5,107,872                   5,413,257

Common Stock, $.01 par value, 70,000,000 shares
  authorized, 14,125,652 (2005) and 13,125,652 (2004)
  issued and outstanding                                        141,257                     131,257
Paid in capital                                               1,941,459                   1,807,334
Accumulated Deficit                                          (7,083,167)                 (7,238,761)
                                                          -------------               -------------
Total Shareholders' Deficit                                  (5,000,451)                 (5,300,170)
                                                          -------------               -------------

Total Liabilities and Shareholders' Deficit               $     107,421               $     113,087
                                                          =============               =============


           The accompanying notes are an integral part of these financial statements

                                                  F-3

                          American Consolidated Management Group, Inc.
                                    Statements of Operations


                                                                          For the Years Ended
                                                            December 31, 2005            December 31, 2004
                                                            -----------------            -----------------
Revenues                                                      $           -                $       2,145
Cost of Goods Sold                                                        -                        1,164
                                                              -------------                -------------

Gross Profit                                                              -                          981
                                                              -------------                -------------

General and Administrative Expenses
     Legal                                                           55,437                      326,702
     Consulting                                                     249,018                      581,737
     Stock Based Compensation                                       110,000                            -
     Marketing and Advertising                                            -                       25,613
     Rent                                                            74,388                       43,277
     Other                                                           98,541                       85,036
     Depreciation                                                    27,642                            -
                                                              -------------                -------------
Total General and Administrative Expenses                           615,026                    1,062,365
                                                              -------------                -------------
Loss from Operations                                               (615,026)                  (1,061,384)
                                                              -------------                -------------

Other Income(Expense)
    Gain on Extinguishment of Debt                                  929,127                    3,746,897
    Interest Expense                                               (158,507)                    (747,850)
    Debt Placement                                                        -                     (100,000)
                                                              -------------                -------------

Total Other Income(Expense)                                         770,620                    2,899,047
                                                              -------------                -------------
Income before provision for Income taxes                            155,594                    1,837,663
                                                              -------------                -------------

Provision for Income taxes                                                -                            -
                                                              -------------                -------------

Net Income                                                    $     155,594                $   1,837,663
                                                              =============                =============
Earnings per Share, basic                                     $        0.01                $        0.14
                                                              =============                =============
Earnings per Share, diluted                                   $        0.01                $        0.14
                                                              =============                =============
Weighted Average Shares, basic                                   13,402,364                   12,846,964
                                                              =============                =============
Weighted Average Shares, diluted                                 13,847,204                   12,846,964
                                                              =============                =============



               The accompanying notes are an integral part of these financial statements

                                                 F-4

                                  American Consolidated Management Group, Inc.
                                       Statements of Shareholders' Deficit
                                 For the Years Ended December 31, 2005 and 2004


                                                   Common Stock
                                             ----------------------           Paid in          Accumulated
                                             Shares          Amount           Capital             Deficit              Total
                                             ------          ------        -------------       -------------       -------------
Balance December 31, 2003                  11,925,653       $ 119,257      $   1,212,454        $(9,076,424)        $(7,744,713)

Shares Issued for Services
  Rendered                                  1,199,999          12,000            594,880                  -             606,880

Net Income                                          -               -                  -          1,837,663           1,837,663
                                          ----------------------------------------------------------------------------------------

Balance December 31, 2004                  13,125,652         131,257          1,807,334         (7,238,761)         (5,300,170)

Convertible Debenture
Beneficial Conversion
Feature                                             -               -             34,125                  -              34,125

Stock Based Compensation                    1,000,000          10,000            100,000                  -             110,000

Net Income                                          -               -                  -            155,594             155,594
                                          ----------------------------------------------------------------------------------------

Balance December 31, 2005                  14,125,652        $141,257        $ 1,941,459        $(7,083,167)        $(5,000,451)
                                          ========================================================================-===============


                            The accompanying notes are an integral part of these financial statements

                                                               F-5

                                         American Consolidated Management Group, Inc.
                                                    Statements of Cash Flows


                                                                                       For the Years Ended
                                                                               December 31, 2005     December 31, 2004
                                                                               -----------------     -----------------
Operating Activities
        Net Income                                                               $     155,594           1,837,663
        Adjustments to reconcile net income
          to net cash used for operating
          activities
                 Issuance of Stock for Services Rendered                                     -             606,880
                 Stock Based Compensation                                              110,000                   -
                 Depreciation and Amortization                                          31,339                   -
                 Gain on Extinguishment of Debt                                       (929,127)         (3,746,897)
                 Increase (Decrease) in cash due to changes in
                        Inventory                                                       16,017             (16,017)
                        Prepaids                                                         1,800              (3,600)
                        Accounts Payable and Accruals                                  247,679             161,289
                                                                                 -------------       -------------
                        Net cash used for Operating activities                        (366,698)         (1,160,682)
                                                                                 -------------       -------------

Investing Activities
        Capital Expenditures                                                            (5,428)            (54,592)
                                                                                 -------------       -------------
        Net cash used for Investing activities                                          (5,428)            (54,592)
                                                                                 -------------       -------------

Financing Activities
        Net Proceeds from Related Party Payables                                       350,708           1,253,144
        Payments on capital lease obligation                                           (15,187)                  -
                                                                                 -------------        ------------

                        Net cash provided by Financing activities                      335,521           1,253,144
                                                                                 -------------       -------------

Net Change in Cash and Cash Equivalents                                                (36,605)             37,870

Cash at the Beginning of the Year                                                       38,878               1,008
                                                                                 -------------       -------------

Cash at the End of the Year                                                      $       2,273       $      38,878
                                                                                 =============       =============

Cash Paid for:
        Interest                                                                        14,711               2,057
                                                                                 =============       =============
        Taxes                                                                                -                   -
                                                                                 =============       =============

Supplemental cash flow disclosure:
      Equipment purchased under capital lease                                           70,970                   -


                            The accompanying notes are an integral part of these financial statements

                                                              F-6

                  AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION

         American Consolidated Management Group, Inc. ("ACMG" or the "Company") is involved in the development and commercialization of natural plant products for use by established food manufacturers in their products aimed at the fast growing Functional Foods segment of the estimated $900 billion dollar United States domestic food industry. The first priority and primary goal is in the commercialization of a natural, organic, fruit and vegetable powder that is designed to be added to any food processing application so that the food product utilizing this powder can make the claim that one serving would contain the equivalent nutrient value of 3-5 servings of fruits and vegetables.

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

NOTE 2 - GOING CONCERN

         At December 31, 2005, the Company has a $2.3 million working capital deficiency and a shareholders' deficit of $5.0 million. The Company continues to have operating losses which total $615,000 during 2005. Additionally, the Company had no sales during 2005. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

CASH AND CASH EQUIVALENTS

         For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

PROPERTY AND EQUIPMENT

         Property and equipment, including equipment under capital lease, is recorded at cost, less accumulated depreciation. Depreciation on property and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property and equipment are reflected in operations.

         Construction in progress (CIP) is stated at cost, which includes the cost of construction and other direct costs attributable to the construction. No provision for depreciation is made on current CIP, until such time as the relevant assets are completed and put into use. At December 31, 2004, CIP consists of various machinery and equipment being assembled related to the onset of the Company's operations. In 2005, the machinery and equipment in CIP was placed into service.

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

BASIC AND DILUTED NET INCOME PER COMMON SHARE AND OTHER EQUITY TRANSACTIONS

         Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential shares outstanding during the period. Potential common shares for the year ended December 31, 2005 are 444,840. Accordingly, the number of shares used in the diluted per share calculation for the year December 31, 2005 are 13,847,204 and include the dilutive effect of common shares issuable upon the conversion of outstanding convertible debentures. There were no dilutive instruments outstanding at December 31, 2004.

         During the year ended December 31, 2004, the Company issued 1,199,999 shares of stock as compensation for services or in lieu of fees charged for the transaction.

         On September 22 ,2005, the Company entered into an employment agreement with Mr. Ed Rensi whereby Mr. Rensi was elected to serve as the Company's Chief Executive Officer. Under the terms of the agreement, the Company issued Mr. Rensi 1,000,000 shares of fully paid, unrestricted common stock. The shares were issued in lieu of cash compensation so that Mr. Rensi would not be entitled to a salary over the five year term of the agreement. The shares were valued at $0.11 per share, based on an independent valuation analysis because the Company's common stock has little trading in a limited market. As such, the total compensation to be recognized under the employment agreement is $110,000. There are no provisions requiring the return of the stock in the event of early termination of the employment agreement; thus the entire $110,000 was recognized as compensation expense upon issuance.

SHARE-BASED COMPENSATION

         The Company measures share-based compensation based on the equity instruments issued at the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first annual reporting period beginning after December 15, 2005. SFAS No. 123(R) allows for adoption using either the modified prospective or modified retrospective methods. The Company has evaluated the impact upon adoption of SFAS No. 123(R) and has concluded that the adoption will not have a material impact on financial position or results of operations upon adoption.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which is effective for fiscal years beginning after June 15, 2005. This standard clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials should be recognized as current-period charges and it requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The standard is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

         In December 2003, the FASB issued FASB Interpretation ("FIN") No. 46 (revised), "Consolidation of Variable Interest Entities" ("FIN No. 46(R)"), which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46(R) provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46(R) applied immediately to variable interest entities created after January 31, 2003. The consolidation requirements applied to the Company's existing variable interest entities in the first reporting period ending after December 15, 2004. Certain of the disclosure requirements applied to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46(R) did not have any impact on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

NOTE 4 - PAYABLES AND ACCRUED EXPENSES

                                                           DECEMBER 31,
                                                      ----------------------
                                                         2005         2004
                                                         ----         ----
Trade payables                                        $ 167,920    $  94,690
Accrued interest                                        300,313      400,085
Other accrued liabilities                                 9,350            -
                                                      ---------    ----------
                                                      $ 477,583    $ 494,775
                                                      =========    =========



NOTE 5 - RELATED PARTY PAYABLES

                                                              DECEMBER 31,
                                                        -----------------------
                                                            2005        2004
                                                        ----------   ----------
  Unsecured non-interest bearing notes payable to
   certain shareholders of the Company, due on
   demand.                                              $  254,532    $ 254,532

  Account payable due to a shareholder,unsecured.          280,000      280,000

  Account payable due to a shareholder under factoring
   agreement(1)                                             50,000            -

  Notes Due Shareholders with interest at twelve           198,000            -
   percent (12%), convertible @ twenty cents ($.20)
   per share.(2)

  Note due to Beta Foods, LLC, an entity owned by
   Certain shareholders, due on demand, with
   interest at 10.00 percent per year, unsecured.          292,708      190,000

  Note due to Upstate Capital Investments, LLC, an
   entity owned by certain shareholders, due on demand,
   with interest at 10.00 percent per year, unsecured.     350,000      350,000

  Amount due to an independent entity owned by certain
   shareholders, due on demand, with interest at 10.00
   percent per year, after due date, unsecured.            338,950      338,950

  Note due to Aloe Commodities International Inc.,
   a related party, due on demand, with
   interest at 6 percent per year.(3)                            -      800,000
                                                        ----------   ----------
                                                        $1,764,190   $2,213,482


  Less Current Portion                                   1,616,190    2,213,482
                                                        ----------   ----------

  Long-Term Portion                                     $  148,000   $        -
                                                        ==========   ==========

(1) During 2005, the Company borrowed $50,000 under a factoring agreement with one of its shareholders. This amount was repaid during January 2006.

(2) During 2005, the Company entered into two convertible loan agreements. The loan agreements were for principal amounts of $25,000 and $25,000 respectively. In June 2006, the Company entered into a convertible loan agreement with one of its shareholders for a principal amount of $500,000, $148,000 of which was borrowed during 2005. Interest accrues under the arrangements at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on the one year anniversary of the agreements. In addition, the loans are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. There is no beneficial conversion feature under the arrangements as the onversion price exceeded the trading price of the time of borrowing. The loan proceeds will be used for working capital and other corporate purposes.

(3) On January 11, 2005, the Company filed a petition for declaratory judgment against Aloe Commodities International, Inc. ("Aloe"). Aloe asserted that the Company owed Aloe money pursuant to a promissory note executed by Renaissance Man, Inc. ("RMI") with a remaining principal balance of $800,000, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the "Aloe Claims"). This petition asked that the court grant a judgment stating that all Aloe Claims against the Company were invalid because the Company was unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument agreeing to pay debt of another. The Company accrued $800,000 plus interest related to this litigation as of December 31, 2004.

         On November 23, 2005, the parties entered into an agreement whereby all of the Aloe Claims and any other claims that the parties had against each other were mutually released. In consideration for the release of the claims, the Company agreed to issue to Aloe a convertible debenture in the amount of $110,744 which is shown net of discount as convertible debenture in the accompanying balance sheet. As a result of the release of the claims, the Company recorded a gain on extinguishment of debt of $929,127 consisting of the difference between the $800,000 promissory note and the new convertible debenture of $110,744 plus accrued interest on the $800,000 promissory note of $239,871. This debenture accrues interest at the rate of six percent (6%) simple interest per annum and has a two year maturity. Upon maturity of said debenture, Aloe may elect to either receive a cash payment in the full face amount of the debenture, plus accrued interest, or it may elect to receive common shares of the Company, said conversion to be accomplished by calculating the average closing market price for said shares for the five (5) trading days preceding said maturity, times eighty percent (80%) of said average market price; such that, Aloe will be entitled to receive a number of share equal to the total outstanding principal and accrued but unpaid interest divided by the resultant price per share as calculated using the above-described calculation.

         In accordance with Emerging Issuer Task Force ("EITF") No. 00-27, " Application of Issue No. 98-5, `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Instruments", the Company attributed a beneficial conversion feature of $34,125 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of its common shares on the date of issues. The beneficial conversion feature was recorded as a debt discount and is being amortized over the term of the debenture. During the year ended December 31, 2005, amortization as interest expenses totaled $3,697.

NOTE 6 - CONTINGENT ROYALTY PAYABLE

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

         In accordance with SFAS No. 15 "Accounting for Debtors and Creditors in Troubled Debt Restructurings", the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the accompanying balance sheets. This liability will be reduced by the additional royalty paid from sales, if any, of the phytonutrient product by the Company. At such a time that no further sales of the phytonutrient product by the Company will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by the Company.

         The Company recognized gain of extinguishment of debt during 2004 of approximately $3.7 million which is based on the difference between the troubled debt restructured amount and the amount accrued of $6.5 million plus accrued interest.

NOTE 7 - INCOME TAXES

         The provision for income taxes differs from the amount computed at federal statutory rates as follows:

                                                                              For the years ended
                                                                                  December, 31,
                                                                              2005             2004
                                                                          ------------     ------------
Income tax (benefit) expense at statutory rate                            $     52,902     $    624,805
Net operating loss carryforwards and change in valuation allowance             (52,902)        (624,805)
                                                                          ------------     ------------
                                                                          $          -     $          -
                                                                          ============     ============

Deferred tax assets (liabilities) are comprised of the following:

                                                                                  December, 31,
                                                                              2005             2004
                                                                          ------------     ------------
Net operating loss carryforwards, beginning in 2002                       $   253,785      $    878,590
Use of net operating loss carryforwards                                       (52,902)         (624,805)
Valuation allowance                                                          (200,883)         (253,785)
                                                                          ------------     ------------
                                                                          $          -     $          -
                                                                          ============     ============

         The income generated in 2005 and 2004 was primarily related to debt Forgiveness and was not from ongoing operations. The Company has no ongoing operations and management believes it is more likely than not the Company will not be able to realize the net operation loss carryforwards and has fully reserved for the remaining net operating loss carryforwards. Net operating losses expire in tax years beginning in 2017 and thereafter.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         On February 11, 2003, JWT Specialized Communications, Inc. ("JWT") filed a complaint against the Company in the Court of Common Pleas for Greenville County, South Carolina. The Complaint was amended on July 11, 2003 naming the Company and RMI as defendants. JWT seeks recovery of monies allegedly due it for advertising services that were provided to the RMI between January 6, 1999 and September 13, 2000. The complaint states that JWT is seeking $572,878 plus costs incurred from the defendants. Documentation exists which suggest that the agreement reached between the parties, which resulted in a stock issuance, required an additional $65,000 to be paid to JWT to fully satisfy RMI's obligations. The Company denies any responsibility for any monies owed but has accrued the $65,000 in other current liabilities on the accompanying balance sheets.

         Effective April 12, 2004, the Company entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments were $6,182 per month. The lease agreement expired in April 2005.

         On March 15, 2006, the Company also entered into a two-year operating lease for a plant for the manufacture, development and application of its product. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. Minimum lease payments under this operating lease are $27,132, and $34,272, $7,140 for the years ended December 31, 2006, 2007 and 2008.

         On November 11, 2004, the Company also entered into a lease agreement with Renaissance Hospitality, Inc., a company owned by Stacy Chapman and George Mappin, Jr., both of whom are children of George Mappin, a director, officer and shareholder of the Company whereby the Company is leasing laboratory equipment that will be located at the Company's plant. The lease calls for payments of $1,812.26 per month for 48 months. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. The Company has recorded the equipment transaction as a capital lease.

         The following is a schedule by year of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of December 31, 2005.

                                        2006                         $21,747
                                        2007                          21,747
                                        2008                          21,747
                                                                    --------

              Net minimum lease payments                              65,241
              Less amount representing interest                        9,458
                                                                    --------

              Present value of net minimum lease payments             55,783
              Less current portion                                    15,314
                                                                     -------
                                                                     $40,469
                                                                     =======

NOTE 10 - SUBSEQUENT EVENTS

         In March 2006, the Company entered into 18 convertible loan agreements with 18 investors for an aggregate principal amount of $275,000. Each loan agreement accrues interest at twelve percent (12%) per annum and all principal and accrued interest is due and payable in a single balloon payment on March 23, 2007. In addition, the loans are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes.

         On June 29, 2006, the Company entered into a convertible loan agreement with one of its shareholders for a principal amount of $500,000, $148,000 of which was borrowed during 2005 (see Note 5). The loan agreement accrues interest at twelve percent (12%) per annum and all principal and accrued interest is due and payable in a single balloon payment on June 29, 2007. In addition, the loans are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds will be used for working capital and other corporate purposes.