Form 10QSB/A
period 2004-03-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2008-07-18
CIK 891713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number: 0-20642

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

(Exact name of small business issuer as specified in its charter)

Utah	87-0375093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

714 Fairview Road, Greer, South Carolina 29651

(Address of principal executive offices)

(864) 848-1900

(Issuer’s telephone number)

None

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 12, 2004
Common Stock	13,125,652

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

EXPLANATORY NOTE

American Consolidated Management Group, Inc. (the “Company”) is filing this Form 10-QSB/A (Amendment No. 1) solely to replace Exhibit 10.9, Amendment to Technology Transfer Agreement (the “Agreement”) between the Company and Associated Receivables Funding, Inc. Due to an error, an incorrect version of the Agreement was filed with our original quarterly report on Form 10-QSB on May 24, 2004.

We have not updated this quarterly report on Form 10-QSB/A for subsequent events occurring after the filing of our original quarterly report on Form 10-QSB on May 24, 2004, except for the replacement of the Agreement.

Item 6.	Exhibits and Reports on Form 8-K.

(a)

INDEX TO EXHIBITS

EXHIBIT NO	DESCRIPTION OF EXHIBIT
3(i).1	Articles of Restatement of Articles of Incorporation (Incorporated by reference to Exhibit 3(i).1 of the Company’s Quarterly Report on Form 10-QSB, dated June 30, 2002)

3(ii).1	Bylaws of the Company (Incorporated by reference to Exhibit 3(ii).1 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2000)

10.1	2004 Professional Employee Consultant Stock Compensation Plan (Incorporated by reference to Exhibit 4.5 of the Company’s Registration Statement on Form S-8 (SEC File No. 333-113819))

10.2	Standby Equity Distribution Agreement between the Company and Cornell Capital Partners, LLP dated March 25, 2004 (Incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-KSB, dated December 31, 2003)

10.3	Escrow Agreement, by and between the Company, Cornell Capital Partners, LP and Butler Gonzalez, LLP, dated March, 2004

10.4	Consulting Agreement, but and between the Company and William Strenglis, dated January 13, 2004

10.5	Registration Rights Agreement, by and between the Company and Cornell Capital Partners, LP, dated March 14, 2004

10.6	Placement Agent Agreement, by and between the Company, Cornell Capital Partners, LP and Newbridge Securities Corporation, dated March 14, 2004

10.7	Compromise and Settlement Agreement, by and between the Company and Associated Receivables Funding, Inc., dated May 14, 2004

10.8	License Agreement, by and between the Company and Beta Foods, LLC, dated March 23, 2004

* 10.9	Amendment to the License Agreement, by and between the Company and Beta Foods, LLC, dated May 14, 2004

10.10	Loan Agreement, by and between the Company and Herschel Walker, dated May 14, 2004

10.11	Loan Agreement, by and between the Company and Capital Investments, LLC, dated May 14, 2004

10.12	Standard Industrial Commercial Multi-Tenant Lease, dated March 31, 2003

10.13	Standard Sublease, dated March 15, 2004

10.14	Consent to Sublease, by and between the Company and the guarantor and lessor identified therein, dated March 19, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

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

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

Dated: July 18, 2008	/s/ George Mappin
George Mappin
Interim Chief Executive Officer
Interim Chief Financial Officer

5