Form 10-Q
period 2006-03-31
AMERICAN CONSOLIDATED MANAGEMENT GROUP INC
filed 2008-07-18
CIK 891713

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-20642

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

(Exact name of registrant as specified in its charter)

Utah	87-0375093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

714 Fairview Road, Greer, South Carolina	29651
(Address of principal executive offices)	(Zip Code)

(864) 848-1900

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.01 par value per share	18,165,652 shares

EXPLANATORY NOTE

American Consolidated Management Group, Inc. (the “Company”) has failed to file with the Securities and Exchange Commission (the “SEC”) any required reports since the filing on July 31, 2006 of its Form 10-KSB for the year ended December 31, 2005. As discussed under Part II, Item 5 “Other Information” below, the Company intends to remedy its reporting deficiencies by filing all required reports. However, we can give no assurance as to how long it will take us to bring current our reporting obligations, or as to whether remedial compliance with our reporting obligations will be feasible and in fact achieved.

In filling this Form 10-Q for the quarterly period ended March 31, 2006, the Company has sought to comply with the forms and regulations in effect as of the date of filing.

In the Form 10-Q, the Company has sought to report events as of and for the period ended March 31, 2006. Except for facts and events expressly reported as of a specified date (such as, “the date of this filing”), the Form 10-Q speaks as of March 31, 2006. The only other exception is Part II, Item 5 “Other Information,” which presents certain information as of the date of this filing.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

American Consolidated Management Group, Inc.

Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current Assets
Cash	$106,565	$2,273
Prepaids	1,800	1,800

Total Current Assets	108,365	4,073
Machinery and Equipment (net of accum.depr)	95,067	103,348

Total Property Plant and Equipment	95,067	103,348
Total Assets	$203,432	$107,421

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Related Party Payables	$2,200,821	$1,616,190
Accounts Payable and Accrued Expenses	346,583	477,583
Current Portion of Capital Lease Obligation	17,199	15,314
Other	25,000	90,000

Current Liabilities	2,589,603	2,199,087

Long-Term Liabilities
Contingent Royalty Payable	2,640,000	2,640,000
Related Party Payable	—	148,000
Convertible Debenture, net of discount	84,582	80,316
Long Term Portion of Capital Lease Obligation	34,545	40,469

Long Term Liabilities	2,759,127	2,908,785

Commitments and Contingencies
Common Stock, $.01 par value, 70,000,000 shares authorized, 14,125,652 issued and outstanding	141,257	141,257
Paid in capital	1,941,459	1,941,459
Accumulated Deficit	(7,228,014)	(7,083,167)

Total Shareholders’ Deficit	(5,145,298)	(5,000,451)

Total Liabilities and Equity	$203,432	$107,421

The accompanying notes are an integral part of these financial statements.

American Consolidated Management Group, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Revenues	$—	$—
Cost of Goods Sold	—	—

Gross Profit	—	—
General and Administrative Expenses
Legal	13,615	5,758
Consulting	54,000	66,723
Rent	5,451	18,547
Depreciation	8,281	6,837
Other	99,517	36,912

Total General and Administrative Expenses	180,864	134,777

(Loss) from Operations	(180,864)	(134,777)

Other Income (Expense)
Gain on Extinguishment of Liability	65,000	—
Interest Expense	(28,983)	(30,653)

Total Other Income (Expense)	36,017	(30,653)

(Loss) before provision for Income taxes	(144,847)	(165,430)

Provision for Income taxes	—	—

Net (Loss)	$(144,847)	$(165,430)

(Loss) per Share, basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares, basic and diluted	14,165,652	13,125,652

The accompanying notes are an integral part of these financial statements.

American Consolidated Management Group, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31, 2006	March 31, 2005
Operating Activities

Net (Loss)	$(144,847)	$(165,430)
Adjustments to reconcile net (loss) to net cash used for operating activities
Depreciation & amortization	12,547	6,837
Gain on Extinguishment of Liability	(65,000)	—
Increase (Decrease) in cash due to changes in Inventory	—	16,017
Prepaids	—	1,800
Accounts Payable and Accrued Expenses	(131,000)	33,700

Net cash used for Operating activities	(328,300)	(107,076)

Investing Activities

Capital Expenditures	—	(9,085)

Net cash used for Investing activities	—	(9,085)

Financing Activities

Payment on Capital Lease Obligation	(4,039)	—
Net Proceeds from Related Party Payables	436,631	80,000

Net cash provided by Financing activities	432,592	80,000

Net Change in Cash	104,292	(36,161)
Cash at the Beginning of the Period	2,273	38,878

Cash at the End of the Period	$106,565	$2,717

Cash Paid for:
Interest	22,226	4,050

Taxes	—	—

	—	—

The accompanying notes are an integral part of these financial statements.

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2006

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

American Consolidated Management Group, Inc. (“ACMG” or the “Company”) is involved in the development and commercialization of natural plant products for use by established food manufacturers in their products aimed at the fast growing functional foods segment of the United States domestic food industry. The Company’s business plan focuses on the commercialization of a natural organic fruit and vegetable powder that is designed to be added to any food processing application so that the food product utilizing this powder would contain the equivalent nutrient value of three to five servings of fruits and vegetables.

We have prepared the accompanying unaudited financial statements in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to our Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2 – GOING CONCERN

At March 31, 2006, the Company had an approximate $2.5 million working capital deficiency and a shareholders’ deficit of approximately $5.1 million. The Company continued to have operating losses which totaled approximately $181,000 for the three months ended March 31, 2006. Additionally, the Company had no sales during first quarter 2006. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

The Company entered into an agreement with Beta Foods, LLC. (“Beta Foods”) that granted the Company an exclusive fifty year license in a new technology to manufacture, produce, and distribute a trade secret technology developed, but not yet patented. The Company believes that with this exclusive license of this trade secret technology it can seek and obtain financing from credit sources which will enable it to develop and market this technology to customers in the food service industry. At March 31, 2006 and through the date of this filing, the Company has been involved in ongoing negotiations with several food service providers, as well as credit sources, and when and if certain contingencies are met by the Company, a contract, or contracts, as well as financing may follow. However, as of the date of the filing of this Form 10-Q, no such contracts or financings have been obtained, and the Company can give no assurances that such developments will materialize. If not, the Company’s business plan will not be effectuated, and it is probable that the Company would have to be liquidated.

Management is currently researching and developing new products and enhancements to existing products using the trade secret technology. To date, the trade secret technology has not provided any revenues. The success of the Company’s business operations will depend upon the ability to obtain further financing until such time, if ever, as there is favorable market acceptance for the trade secret technology. It is not possible to predict with assurance the outcome of these matters. If the Company is unable to obtain further financing and achieve profitable operations from the trade secret technology, then the Company will likely fail. The accompanying financial statements do not include any adjustments that might be necessary as a result of these uncertainties.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

Cash

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Basic And Diluted Loss Per Common Share

Basic net loss per common share is computed on the basis of the weighted average number of common shares outstanding in accordance with Statement of Financial Accounting Standard (SFAS) No. 128, “Earnings Per Share.” The treasury stock method is used to compute the effect of stock options on the weighted average number of common shares outstanding for the diluted method. Since the Company has incurred losses for the three months ended March 31, 2006 and 2005, the effect of convertible instruments on the treasury stock method is anti-dilutive.

Recent Accounting Pronouncements

Accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial position or the results of operations of the Company upon adoption.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2006	December 31, 2005
Trade Payable	$43,064	$167,920
Accrued interest	294,169	300,313
Other accrued liabilities	9,350	9,350

	$346,583	$477,583

NOTE 5 – RELATED PARTY PAYABLES

	March 31, 2006	December 31, 2005
Unsecured non-interest bearing notes payable to certain shareholders of the Company, due on demand.	$374,163	$254,532
Account payable due to a shareholder, unsecured.	280,000	280,000
Account payable due to a shareholder under factoring Agreement.	50,000	50,000
Notes Due Shareholders with interest at 12%, convertible @ twenty cents ($.20) per share.	515,000	198,000
Note due to Beta Foods, LLC, an entity owned by certain shareholders, due on demand, with interest at 10% per year, unsecured.	292,708	292,708
Note due to Upstate Capital Investments, LLC, an entity owned by certain shareholders, due on demand, with interest at 18% per year, unsecured.	350,000	350,000
Amount due to an independent entity owned by certain shareholders, due on demand, with interest at 10% per year, after due date, unsecured.	338,950	338,950

	$2,200,821	$1,764,190
Less Current Portion	2,200,821	1,616,190

Long-Term Portion	$—	$148,000

To fund operating expenses, the Company has borrowed from Renaissance Hospitality, Inc. (“Renaissance”), a business owned by family members of George Mappin, a director and officer of the Company. Other similar loans have also been made to the Company by George Mappin, Jr., George Mappin’s son. In addition, rent owed to Ridge Management, LLC (“Ridge”), a related party, has been converted to notes payable. At March 31, 2006, these borrowings totaled $119,631. On December 31, 2006, these borrowings had been reduced by cash paydowns to $86,437, and were structured as a convertible note payable to Renaissance. The one year note bears interest at twelve percent (12%) per annum and the principal amount plus accrued interest thereon is convertible into the Company’s common stock at $0.20 per share at any time after 12 months. At the January 1, 2008 due date, the note had not been repaid and had not been converted.

In May 2004, the Company entered into Loan Agreements with Upstate. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company’s common stock, are affiliated with Upstate. Upstate agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent (10%) per annum that was due on May 14, 2005. The Company also agreed to issue to Upstate 50,000 shares of the Company’s restricted stock as additional consideration for the loans. Upstate funded its loan obligation in May 2004, which loan is included in related party payables, and the Company plans to issue the 50,000 shares owed to Upstate, but as of the date of this filing has not issued such shares. The Company did not have the funds to repay the amount owing on the Upstate loan at maturity or March 31, 2006, and as of the date of this filing, does not have adequate funds for repayment. At March 31, 2006 and June 30, 2008, $350,000 in principal and accrued interest of $64,166 and $184,830, respectively, were owed on this loan. The Company as of March 31, 2006 and currently, is in default on this obligation. Interest is accruing at the default interest rate of 18% per annum.

The Company also borrowed from AR Funding/Upstate Capital Investments, LLC on January 1, 2006 for a sum of $52,000 to be used as working capital and other corporate purposes.

On November 3, 2005, the Company entered into two convertible loan agreements. Each loan agreement was for the principal amount of $25,000, interest accrues under the arrangements at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on the one year anniversary of the agreements. In addition, the amounts owning under the loans are convertible into common stock at the rate of one share of common stock for every $0.20 that is converted. In March 2006, a $10,000 repayment was made on one of the agreements. At March 31, 2006, the Company was current with respect to all payments on the two convertible loans. However, the loans were not paid at maturity in November, 2006 and remain in default. At June 30, 2008, $40,000 in principal and $13,437 in accrued interest were owed on the loans.

In March 2006, the Company entered into 18 convertible loan agreements with 18 investors for an aggregate principal amount of $275,000. Each loan agreement accrues interest at twelve percent (12%) per annum and all principal and accrued interest is due and payable in a single balloon payment on March 23, 2007 (see Note 10). In addition, the loans are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds were used for working capital and other corporate purposes. The loans were not paid as agreed at maturity, but were subsequently converted into common stock on April 13, 2007.

NOTE 6 – CONVERTIBLE DEBENTURE

On January 11, 2005, the Company filed a petition for declaratory judgment against Aloe Commodities International, Inc. (“Aloe”). Aloe asserted that the Company owed Aloe money pursuant to a promissory note executed by Renaissance Man, Inc. (“RMI”) with a remaining principal balance of $800,000, plus interest, as well as an additional $247,525 in connection with inventory purchases by RMI (the “Aloe Claims”). This petition asked that the court grant a judgment stating that all Aloe Claims against the Company were invalid because the Company was unable to locate any written instrument agreeing to pay this debt and Statute of Frauds law in Texas requires a written instrument to evidence an agreement to pay debt of another. The Company accrued $800,000 plus interest related to this litigation as of December 31, 2004.

On November 23, 2005, the parties entered into an agreement whereby all of the Aloe Claims and any other claims that the parties had against each other were mutually released. In consideration for the release of the claims, the Company agreed to issue to Aloe a convertible debenture in the amount of $110,744 which is shown net of discount as convertible debenture in the accompanying balance sheet. This debenture accrues interest at the rate of six percent (6%) simple interest per annum and has a two year maturity. Upon maturity of said debenture, Aloe may elect to either receive a cash payment in the full face amount of the debenture, plus accrued interest, or it may elect to receive common shares of the Company, said conversion to be accomplished by calculating the average closing market price for said shares for the five (5) trading days preceding said maturity, times eighty percent (80%) of said average market price; such that, Aloe will be entitled to receive a number of shares equal to the total outstanding principal and accrued but unpaid interest divided by the resultant price per share as calculated using the above-described calculation.

Upon the November 2007 maturity of the debenture, it went into default. At June 30, 2008, $110,744 in principal and $17,323 of accrued interest were owed on the loan.

In accordance with Emerging Issuer Task Force (“EITF”) No. 00-27, “Application of Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,’ to Certain Convertible Instruments,” the Company attributed a beneficial conversion feature of $34,125 to the convertible debenture based upon the difference between the effective conversion price of those shares and the closing price of its common shares on the date of issue. The beneficial conversion feature was recorded as a debt discount and is being amortized over the term of the debenture. During the three months ended March 31, 2006, amortization recorded as interest expense totaled $4,266. As a result, the balance of the discount at March 31, 2006 was $26,162.

NOTE 7 – CONTINGENT ROYALTY PAYABLE

On March 31, 2004, Associated Receivables Funding, Inc. (“ARF”) claimed that approximately $6,457,600 was allegedly owed in connection with certain funding that was provided by ARF. The Company disputed the amount of the obligation. On or about May 14, 2004, the Company entered into a Compromise and Settlement Agreement (the “Settlement”) which effectively eliminates a significant amount of the obligation to ARF. Under the terms of the Settlement, ARF released all claims against the Company except for an obligation for the Company to pay ARF $360,000. The Company has no obligation to pay ARF any additional amounts. As additional consideration to enter into the Settlement, Beta Foods agreed to assume an obligation to pay ARF the amount of $2,640,000 (the “Beta Obligation”). The liability of Beta Foods to pay the Beta Obligation is expressly limited to the payment of the increased royalty amount under the Beta Agreement which is contingent on sales of the phytonutrient product by the Company. Beta Foods is not required to use any of its general assets or operations to repay this obligation. As consideration for Beta Foods to assume the Beta Obligation, the Company agreed to increase the amount of the royalty payable to Beta Foods in connection with the sale of Company product to 30% until such obligation is satisfied and until amounts equal to the additional tax liabilities incurred by Beta Foods and its members have been paid.

In accordance with SFAS No. 15 “Accounting for Debtors and Creditors in Troubled Debt Restructurings,” the maximum amount of additional royalties due under the agreement of $2,640,000 is recorded as a long-term contingent royalty liability on the accompanying balance sheets. This liability will be reduced by the additional royalty paid from sales, if any, of the phytonutrient product by the Company. At such a time that no further sales of the phytonutrient product by the Company will occur, any remaining liability will be removed from the balance sheet since no obligation to repay the contingent liability exists outside of the one generated by sales of the phytonutrient product by the Company.

NOTE 8 – EXTINGUISHMENT OF LIABILITY

On February 11, 2003, JWT Specialized Communications, Inc. (“JWT”) filed a complaint against the Company in the Court of Common Pleas for Greenville County, South Carolina. The Complaint was amended on July 11, 2003 naming the Company and RMI as defendants. JWT sought recovery of monies allegedly due it for advertising services that were provided to RMI between January 6, 1999 and September 13, 2000. The complaint stated that JWT was seeking $572,878 plus costs incurred from the defendants. The Company timely answered the complaint and denied any liability to JWT based upon the fact that the alleged services were provided before RMI became a subsidiary of the Company and that the Plaintiff never had any contract or agreement with the Company which would obligate the Company for some or all of the alleged damages. Documentation existed which suggested that the agreement reached between the parties, which resulted in a stock issuance, required an additional $65,000 to be paid to JWT to fully satisfy RMI’s obligations. The Company denied any responsibility for any monies owed but did accrue the $65,000. On January 12, 2006, this matter was settled with the Company owing no amounts. As a result, the Company recorded income of $65,000 for the three months ended March 31, 2006 for the extinguishment of this liability.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On March 23, 2004, the Company entered into a license agreement with Beta Foods (the “Beta Agreement”). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods (i) a ten percent (10%) royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company’s restricted common stock. At the inception: approximately twenty-five percent (25%) of Beta Foods was beneficially owned by (1) Ridge, which is owned by family members of Mr. George Mappin, a director and officer of the Company; (2) approximately twenty-five percent (25%) of Beta Foods was beneficially owned by Mr. Herschel Walker, a director and officer of the Company; (3) approximately twenty-five percent (25%) of Beta Foods, was beneficially owned by Parkstone, LLC, which is owned by family members of Mr. Richard Shanks, a shareholder of the Company; and (4) the remaining twenty-five percent (25%) was owned by Fruvee, LLC, a limited liability company controlled by Dr. Jack Watkins.

Effective April 12, 2004, the Company also entered into a one-year lease for a plant for the manufacture, development and application of the process, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments are $6,182 per month until the end of the lease on April 30, 2005. This lease was renewed on a month-to-month basis until it terminated in March 2006.

On November 11, 2004, the Company also entered into a capital lease agreement with Renaissance Hospitality, Inc. (“Renaissance”) whereby the Company is leasing laboratory equipment that will be located at the Company’s plant. The lease calls for payments of $1,800 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. The Company did not take possession of the equipment until early in 2005. The Company recorded the transaction as a capital lease in the first quarter of 2005. The Company made some payments in cash under the lease. However, substantially all the payments have been or will be capitalized and converted into convertible notes bearing interest at twelve percent (12%), maturing as to principal and interest in one year and convertible into the Company’s common stock at a rate of $0.20 per share. Renaissance is owned by Kenny Chapman and George Mappin, Jr., both of whom are family members of George Mappin, a director and officer of the Company. In addition, Mr. George Mappin, Jr. owns 750,000 shares of the Company’s common stock.

The following is a schedule by year of the future minimum lease payments under the capital lease together with the present value of the net minimum lease payments as of March 31, 2006.

	2006	$16,200
	2007	21,600
	2008	21,600

Net minimum lease payments		59,400
Less amount representing interest		7,656

Present value of net minimum lease payments		51,744
Less current portion		17,199

		$34,545

On September 22, 2005, the Company entered into an employment agreement with Mr. Ed Rensi whereby Mr. Rensi was elected to serve as the Company’s Chief Executive Officer. Under the terms of the agreement, the Company issued Mr. Rensi 1,000,000 shares of fully vested common stock. The shares were issued in lieu of cash compensation so that Mr. Rensi would not be entitled to a salary over the five year term of the agreement. The shares were valued at $0.11 per share, based on an independent valuation analysis because the Company’s common stock has little trading in a limited market. As such, the total compensation to be recognized under the employment agreement is $110,000. There are no provisions requiring the return of the stock in the event of early termination of the employment agreement; thus the entire $110,000 was recognized as compensation expense upon issuance. Mr. Rensi resigned as an officer and director of the Company on December 14, 2006.

On March 15, 2006, the Company entered into a two-year operating lease for a plant for the manufacture, development and application of its product. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. Minimum lease payments under this operating lease are $27,132, and $34,272, $7,140 for the years ended December 31, 2006, 2007 and 2008.

NOTE 10 – SUBSEQUENT EVENTS

In an agreement dated June 29, 2006, each of the four members of Beta Foods agreed to issue a twenty percent (20%) interest in Beta Foods to Upstate Capital Investments, LLC (“Upstate”) for certain consideration including a $500,000 loan under a Convertible Loan Agreement dated June 29, 2006. Upstate is controlled by Jack Shaw and Brian Holden, whom the Company believes together beneficially own over ten percent of the Company’s outstanding common stock. This action results in each of the members of Beta Foods holding beneficial ownership in Beta Foods of 20%.

On June 29, 2006, the Company entered into a convertible loan agreement with one of its shareholders for a principal amount of $500,000, $148,000 of which was borrowed during 2005 (see Note 5). The loan agreement accrues interest at twelve percent (12%) per annum and all principal and accrued interest is due and payable in a single balloon payment on June 29, 2007. In addition, the loans are convertible into common stock at the rate of one share of common stock for every $.20 that is converted. The loan proceeds were used for working capital and other corporate purposes.

On different dates during 2006, 2007 and 2008 Company converted some borrowings into Convertible Notes as described in the following chart. These notes bear interest at twelve percent (12%) and the principal amount plus the accrued interest thereon are convertible into common stock of the Company at $0.20 per share at the lenders’ discretion.

	Date of Note	Principal Amount $	Interest Rate	Issued to
(a)	12/31/06	$86,437.29	12%	Ridge Management, LLC
(b)	12/31/06	17,000.00	12%	Herschel Walker
(c)	03/31/07	56,000.00	12%	Ridge Management, LLC
(d)	04/27/07	25,000.00	12%	Derrick Kelly
(e)	06/30/07	101,000.00	12%	Ridge Management, LLC
(f)	08/17/07	25,000.00	12%	John Zedros
(g)	08/17/07	25,000.00	12%	John Evans
(h)	09/30/07	49,000.00	12%	Ridge Management, LLC
(i)	12/31/07	60,000.00	12%	Ridge Management, LLC
(j)	03/31/08	46,000.00	12%	Ridge Management, LLC
(k)	06/30/08	44,000.00	12%	Ridge Management, LLC

As indicated in the chart above, funds were borrowed from Mr. Derrick Kelly, Mr. John Zedros and Mr. John Evans, who are private lenders. These borrowings were converted into notes at 12% interest with the total of the principal and the interest convertible into common stock at $0.20 per share at the lender’s discretion on or after completion of one year from the date of borrowing.

As set forth in the above chart, to fund operating expenses, the Company borrowed $17,000 from Mr. Herschel Walker, a director and officer of the Company. These funds were converted into a note at 12% interest with the total of the principal and the interest convertible into common stock at $0.20 per share at the lender’s discretion on or after completion of one year from the date of borrowing.

Funds were borrowed throughout 2006, 2007 and through May 2008 from Renaissance and Ridge (businesses owned by family members of Mr. George Mappin, a director and officer of the Company.) These borrowings were converted into notes at twelve percent (12%) interest on different dates as indicated by the above chart and the total of the principal and the interest on these notes is convertible into common stock at $0.20 per share at the lender’s discretion on or after completion of one year from the date of borrowing.

As of the date of this filing, certain of these notes (identified as (a), (b), (c), (d) and (e) above) had matured and not been paid as agreed. Such five notes are in default, and at June 30, 2008 had an aggregate principal amount of $285,437 and interest totaling $42,695. The holders of all eleven of the convertible notes have indicated their intent to convert the notes into common stock this year, and management anticipates that the notes will be terminated by such conversion.

On June 29, 2006, the Company entered into a convertible loan agreement with Upstate. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of commons stock for every $0.20 that is converted. The loan proceeds were used for working capital and other corporate purposes, primarily operating and product testing expenses. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company’s common stock, are affiliated with Upstate. The loan was not paid at maturity, and as of the date of this filing is in default. At June 30, 2008, $500,000 in principal and $214,366 in accrued interest was owed on the loan. Also, pursuant to the terms of the agreement with Upstate, the Company is required to file required reports with the SEC in a timely manner, which it is failed to do. As of the date of this filing, the Company does not have the funds to repay the amounts owing on this loan.

In April 2007, the $275,000 borrowed from 18 investors (see Note 5) in the form of convertible loan agreements was converted into common stock. As a result, the Company issued 1,540,000 shares of common stock in the aggregate to these investors.

As discussed in this Note 10 and Notes 5 and 6, subsequent to the quarter ended March 31, 2006, the Company defaulted on various obligations. These defaults are described in the above referenced Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s results of operations and financial condition. The discussion should be read in conjunction with the financial statements and notes thereto.

Financial Position

The Company had $106,565 in cash as of March 31, 2006. As of March 31, 2006, the Company’s working capital deficit was $2,481,238 and current liabilities were $2,589,603. In the first quarter of 2006, the Company generated no revenues.

The Company experienced net operating losses during the 2006 first quarter and previous three fiscal years, and has possessed a significant working capital deficit. The Company anticipates having a negative cash flow from operating activities in future quarters. The Company also expects to incur further operating losses in the future until such time, if ever, as it generates orders for its products and product sales producing sufficient revenue to fund its continuing operations. There can be no assurance that sales of its products will ever generate significant revenue, that the Company will ever generate positive cash flow from its operations or that it will attain or thereafter sustain profitability in any future period. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We suggest that readers refer to Part II, Item 1A “Risk Factors,” which sets forth certain risk factors relating to the Company’s adverse financial condition and other risks facing the Company and investors in the Company.

Financial Performance

The Company reported no revenues for the three months ended March 31, 2006 and March 31, 2005. In the first quarter of 2006, we reported a loss from operations of $180,864, or an increase of 34.2% from first quarter 2005. This resulted from a like increase in general and administrative expenses, most prominently an increase in other expenses of $62,605, which consisted primarily of rent, travel, consulting and other expenses relating to operations and testing.

Other Income (Expense) reflects a gain on extinguishment of a liability of $65,000. This relates to the settlement of an amount previously considered to be owed by the Company.

Interest expense remained stable at $28,983 in the first quarter of 2006, compared to $30,653 in the prior year period.

As a result of the increased administrative expenses, the Company reported a net loss of $144,847 for the three months ended March 31, 2006, compared to a net loss of $165,430 for the three months ended March 31 2005. Loss per share, on both a basic and diluted basis, were ($0.01) per share, for both the three months ended March 31, 2006 and 2005.

Plan of Operation

License for Sunutra™

On March 23, 2004, the Company entered into a license agreement (the “Beta Agreement”) with Beta Foods, LLC (“Beta Foods”). The Company has obtained an exclusive license to enhance, commercialize, manufacture and market the all-natural plant product compound (the trade secret technology) developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. In consideration for the license, the Company agreed to pay Beta Foods (i) a ten percent (10%) royalty on product sales, (ii) $300,000 and (iii) 2,500,000 shares of the Company’s restricted common stock. At inception: approximately twenty-five percent (25%) of Beta Foods was beneficially owned by Ridge Management, LLC (“Ridge”), which is owned by family members of Mr. George Mappin, a director and officer of the Company; approximately twenty-five percent (25%) of Beta Foods was beneficially owned by Mr. Herschel Walker, a director and officer of the Company; and approximately twenty-five percent (25%) of Beta Foods was beneficially owned by Parkstone, LLC, which is owned by family members of Mr. Richard Shanks, a shareholder of the Company. The remaining twenty-five percent (25%) was owned by a Fruvee, LLC, a limited liability company controlled by Dr. Watkins. In an agreement dated June 29, 2006, each of the four members of Beta Foods agreed to issue a twenty percent (20%) interest in Beta Foods to Upstate for certain consideration including a $500,000 loan under a Convertible Loan Agreement dated June 29, 2006. Upstate is controlled by Jack Shaw and Brian Holden, who, the Company believes, together beneficially own over ten percent of the Company’s outstanding common stock. Each of the then member’s beneficial ownership percentage was reduced to twenty percent (20%) such that each of the now five members have equal ownership in Beta Foods.

Leases

Effective March 15, 2006, the Company also entered into a two-year lease for a plant for the manufacture, development and application of Sunutra™. The leased facility, located on 1836 Lapham Drive, Modesto, California 95354, consists of approximately 3,000 square feet. The base rent is $2,856 per month. The Company is also responsible for certain operating expenses and other expenses in connection with the lease. The Company does not have adequate funding to pay the lease payments and there can be no assurance that such funding will be available.

Previously, effective April 12, 2004, the Company entered into a one-year lease for a plant for the manufacture, development and application Sunutra™, and began acquiring manufacturing and laboratory equipment to manufacture, test, analyze and enhance the technology. Lease payments were $6,182 per month until the expiration of the lease on April 30, 2005. Thereafter, the Company leased the facilities on a month-to-month basis until March, 2006, when the lease was terminated.

On November 11, 2004, the Company entered into a capital lease agreement with Renaissance Hospitality, Inc. (“Renaissance”), whereby the Company is leasing laboratory equipment for the Company’s plant. The lease calls for payments of $1,800 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease the Company has the option to buy the equipment for the sum of $1.00. The Company has made some of the lease payments to Renaissance in cash. However, a substantial amount of the payments due have been capitalized as accounts payable and are to be converted into convertible notes along with other payables owing to Renaissance. Renaissance is owned by Kenny Chapman and George Mappin, Jr., who are family member of George Mappin, a director and officer of the Company. In addition, Mr. Mappin, Jr. owns 750,000 shares of the Company’s common stock.

Since January 2004, the Company has leased office space from Ridge in Greer, South Carolina for use as its headquarters. The arrangement, which is not evidenced by a written agreement, is on a month-to-month basis. The Company pays Ridge $1,000 per month for use of the facilities, as well as office and administrative services. Some payments have been made to Ridge in cash. However, the majority of the payments due have been capitalized as accounts payable and it is anticipated that they will be converted into convertible notes.

Sales Efforts and Agreements

In March 2005, the Company entered into an agreement with Nu Specialty Foods Group, LLC (“Nu Specialty”), a North Carolina limited liability company located in Graham, North Carolina whereby Nu Specialty agreed to purchase Sunutra™ powders for incorporation into their biscuit product line. Specifically, the products covered by this agreement consisted of frozen unbaked biscuit dough, frozen baked biscuits, and biscuit dry-mix for the food service industry. Nu Specialty was granted the exclusive right to manufacture these products with Sunutra™ for a period of three (3) years provided certain minimum purchase requirements were maintained. This agreement was amended in July 2005 to provide that Nu Specialty make minimum payments of $25,000 in July 2005, $25,000 on or before August 15, 2005 and $57,848 on or before September 30, 2005. Nu Specialty paid the July payment, but defaulted in paying the August and September payments. We do not expect Nu Specialty to further perform under the agreement. Nu Specialty has requested a return of the $25,000 payment, but the Company has rejected their request. Nu Specialty is a specialized food company that supplies certain fast food chains as well as school lunch programs across the U.S. There have been no changes in the status of this matter with Nu Speciality through the date of this filing.

The Company has no other agreements in place with respect to the marketing, distribution and sale of the Sunutra™ product. There can be no assurance that the Company will enter into other agreements relating to the commercialization of applications of our Sunutra™ product.

The Company’s business plan does not contemplate distributing Sunutra™ or a food product containing it directly to the consumer. Rather, the Company plans to sell the powder custom blended by product to leading food manufacturers to include in their domestic or worldwide product lines. The Company believes this will be attractive to food manufacturers because it will allow these selected manufacturers to sell a more nutritious product or a nutritious version of an existing product. Although the Company has negotiated with certain food manufacturers for the sale of its products, the Company as not entered into material agreements with any purchasers. There can be no assurance that the Company will enter into any such agreements with any manufacturers.

Liquidity and Capital Resources

Sources and Uses of Funds for the Period Ended March 31, 2006

Through March 31, 2006 and the date of this filing, the Company has financed its operations principally through private placements of debt and equity securities in order to continue development of the Sunutra™ product. The Company generated $436,631 in net proceeds through financing activities from related party payables for the three months ended March 31, 2006. The Company reported negative net cash used for operating activities of $328,300 during the three months ended March 31, 2006, which resulted primarily from the net loss of $144,847 and a $196,000 reduction in Accounts Payable and Accruals. As of March 31, 2006, the Company’s current liabilities totaled $2,589,603 and the Company had working capital deficit of $2,481,238.

The Company’s current liabilities at March 31, 2006 were comprised primarily of related party payables in the amount of $2,200,821 and accounts payable and accrued expenses in the amount of $346,583, the current portion of a capital lease obligation of $17,199 and other liabilities in the amount of $25,000. The Company has no obligations that commit the Company to expend funds on capital expenditures in the future.

The Company’s working capital requirements for the foreseeable future (since March 31, 2006 and through the date of this filing) will vary based upon a number of factors, including the costs to complete product development work, the cost of completing facilities, the timing of market launches and the level of sales of our products. The Company had $106,565 of cash on hand at March 31, 2006 and more cash was needed to execute its business plan. The Company projected as of March 31, 2006 that it would need to obtain at least $2 million to execute its business plan over the next 12 months. Since March 31, 2006 and as of the date of this filing, $748,270 in additional capital had been raised, and the Company now believes, as of the date of this filing, that the amount required to currently execute the business plan totals approximately $500,000. Capital raises since March 31, 2006 are described under “Financings” below.

As of March 31, 2006, the Company was, and as the date of this filing is, currently involved in ongoing negotiations with several food service providers, as well as capital and credit sources. When and if certain conditions and contingencies are met by the Company, management believes that a contract, or contracts, as well as a capital infusion, may follow. However, as of March 31, 2006, the Company had no contractual arrangements that guarantee that the Company would have adequate funding during the remainder of 2006 or thereafter. Except for the financings described below, the Company had been unsuccessful in raising the funds required to execute its business plan. There can be no assurance that additional funding will be available on commercially reasonable terms or at all. Any inability to obtain necessary funding has had and will continue to have a material adverse effect on the Company, possibly requiring the Company to cease its operations.

Financings

In May 2004, the Company entered into Loan Agreements with Upstate. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company’s common stock, are affiliated with Upstate. Upstate agreed to provide the Company with a $350,000 loan that accrues interest at the rate of ten percent (10%) per annum that was due on May 14, 2005. The Company also agreed to issue to Upstate 50,000 shares of the Company’s restricted stock as additional consideration for the loans. Upstate funded its loan obligation in May 2004, which loan is included in related party payables, and the Company plans to issue the 50,000 shares owed to Upstate, but as of the date of this filing has not issued such shares. The Company did not have the funds to repay the amount owing on the Upstate loan at maturity or March 31, 2006, and as of the date of this filing, does not have adequate funds for repayment. At March 31, 2006 and June 30, 2008, $350,000 in principal and accrued interest of $64,166 and $184,830, respectively, were owed on this loan. The Company as of March 31, 2006 and currently, is in default on this obligation. Interest is accruing at the default interest rate of eighteen percent (18%) per annum.

On November 11, 2004, the Company also entered into a lease agreement with Renaissance whereby the Company is leasing laboratory equipment that will be located at the Company’s plant. The lease calls for payments of $1,800 per month beginning on December 1, 2004 and continuing for 48 months thereafter. At the end of the lease, the Company has the option to buy the equipment for the sum of $1.00. The Company recorded the transaction as a capital lease in the first quarter of 2005. The Company made some payments in cash under the lease. However, substantially all the payments have been or will be capitalized and converted into convertible notes bearing interest at twelve percent 12%, maturing as to principal and interest in one year and convertible into the Company’s common stock at a rate of $0.20 per share. Renaissance is owned by Kenny Chapman and George Mappin, Jr., both of whom are family members of George Mappin, a director and officer of the Company. In addition, Mr. Mappin, Jr. owns 750,000 shares of the Company’s common stock.

In June 2005, the Company entered into a factoring agreement with Associated Receivable Funding, Inc. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company’s common stock, are affiliated with Associated Receivables Funding, Inc. Under the arrangement, the Company will have the ability to factor some accounts receivable. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored. At March 31, 2006, and as of the date of this filing, the Company had no receivables to factor under this arrangement.

On November 3, 2005, the Company entered into two convertible loan agreements. Each loan agreement was for the principal amount of $25,000, interest accrues under the arrangements at the rate of twelve percent (12%) per annum, and all principal and interest is due and payable in a single balloon payment on the one year anniversary of the agreements. In addition, the amounts owning under the loans are convertible into common stock at the rate of one share of common stock for every $0.20 that is converted. In March 2006, a $10,000 repayment was made on one of the agreements. At March 31, 2006, the Company was current with respect to all payments on the two convertible loans. However, the loans were not paid at maturity in November, 2006 and remain in default. At June 30, 2008, $40,000 in principal and $13,437 in accrued interest were owed on the loans.

On and shortly after March 28, 2006, the Company entered into convertible loan agreements with eighteen accredited and sophisticated investors in the aggregate principal amount of $275,000. Each loan accrues interest at the rate of twelve percent (12%) per annum, and all principal and interest is due and payable in a single balloon payment on March 23, 2007. In addition, the amounts owing under the loans are convertible into common stock at the rate of one share of common stock for every $0.20 that is converted. The loan proceeds were used for working capital and other corporate purposes, primarily the payment of interest, operating and production testing expenses. The loans were not paid as agreed at maturity, but were subsequently converted into common stock on April 13, 2007.

On June 29, 2006, the Company entered into a convertible loan agreement with Upstate. The loan is in the principal amount of $500,000, representing (i) $225,823 in cash and (ii) $274,177 in amounts that were previously paid to the Company in cash during 2005 and 2006 while negotiating the terms of this loan and other amounts owed by the Company. The loan accrues interest at the rate of twelve percent (12%) per annum, and all principal and interest is due and payable in a single balloon payment on June 28, 2007. In addition, the amounts owing on the loan are convertible into common stock at the rate of one share of commons stock for every $0.20 that is converted. The loan proceeds were used for working capital and other corporate purposes, primarily operating and product testing expenses. Jack Shaw and Brian Holden, who the Company believes together beneficially own over ten percent (10%) of the Company’s common stock, are affiliated with Upstate. The loan was not paid at maturity, and as of the date of this filing is in default. At June 30, 2008, $500,000 in principal and $214,366 in accrued interest was owed on the loan. Also, pursuant to the terms of the agreement with Upstate, the Company is required to file required reports with the SEC in a timely manner, which it is failed to do. As of the date of this filing, the Company does not have the funds to repay the amounts owing on this loan.

Other borrowings since March 31, 2006 are set forth in the chart below.

	Date of Note	Principal Amount $	Interest Rate	Issued to
(a)	12/31/06	$86,437.29	12%	Ridge Management, LLC
(b)	12/31/06	17,000.00	12%	Herschel Walker
(c)	03/31/07	56,000.00	12%	Ridge Management, LLC
(d)	04/27/07	25,000.00	12%	Derrick Kelly
(e)	06/30/07	101,000.00	12%	Ridge Management, LLC
(f)	08/17/07	25,000.00	12%	John Zedros
(g)	08/17/07	25,000.00	12%	John Evans
(h)	09/30/07	49,000.00	12%	Ridge Management, LLC
(i)	12/31/07	60,000.00	12%	Ridge Management, LLC
(j)	03/31/08	46,000.00	12%	Ridge Management, LLC
(k)	06/30/08	44,000.00	12%	Ridge Management, LLC

These notes bear interest at 12% and the principal amount plus the accrued interest thereon are convertible into the Company’s common stock at $0.20 per share at the lenders’ discretion.

As of the date of this filing, certain of these notes (identified as (a), (b), (c), (d) and (e) above) had matured and not been paid as agreed. Such five notes are in default, and at June 30, 2008 had an aggregate principal amount of $285,437 and interest totaling $42,695. The holders of all eleven of the convertible notes have indicated their intent to convert the notes into common stock this year, and management anticipates that the notes will be terminated by such conversion.

Off-Balance Sheet Arrangements

In June 2005, the Company entered into a factoring agreement with ARF. Under the arrangement the Company will have the ability to factor some accounts receivable. It is anticipated that a minimum of $100,000 in receivables will be factored each calendar quarter under this arrangement, however the Company has not generated sufficient revenues to factor receivables in this amount. The Company has agreed to indemnify ARF for uncollectible accounts factored under this arrangement as well as for related costs and expenses. In addition, the Company granted ARF a security interest in the Company’s accounts receivables and other assets to secure the Company’s performance under the arrangements and the Company’s performance was personally guaranteed by Mr. George Mappin, an officer and director of the Company. The Company entered into this arrangement because it does not have sufficient cash to fund operations and it is seeking to have cash from sales available as soon as possible. The Company did not begin factoring receivables under this arrangement until July 2005, at which time receivables from Nu Specialty were factored. The Company presently has no receivables to factor under this arrangement.

The Company is not a party to any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

The Company’s accounting policies are discussed in Note 3 to the Company’s audited financial statements included in the Company’s December 31, 2005 Annual Report on Form 10-KSB. Of these significant accounting policies, the Company considers its policies regarding the Valuation Allowance for Deferred Income Taxes to the most critical accounting policy due to significance of this amount and judgment exercised in relation to this estimate. Under SFAS No. 109, “Accounting for Income Taxes,” the Company can record a net deferred tax asset on its balance sheet and a net deferred tax benefit on its income statement related to its net operating losses if it believes that it is more likely than not that it will be able to utilize its net operating losses to offset future taxable income utilizing certain criteria required by SFAS No. 109. If the Company does not believe, based on the balance of the evidence, that it is more likely than not that it can fully utilize its net operating losses, it must reduce its deferred tax asset to the amount that is expected to be realized through future realization of profits.

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

Recent Accounting Pronouncements

The Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial conditions or results of operations.

Compliance with Reporting Obligations

The Company is required to file annual, quarterly and other reports with the SEC. The Company was delinquent in filing its annual report on Form 10-KSB for the year ended December 31, 2005 (the “2005 Form 10-KSB”) and is delinquent in filing all required reports thereafter other than this Form 10-Q. The Company’s failure to file required reports may result in the Company being subject to substantial civil and criminal penalties. Imposition of any such civil or criminal penalty would likely result in the Company’s inability to continue to pursue its business plan.

Forward-Looking Statements

This report contains forward-looking statements that involve substantial risk and uncertainties. Among other things, these statements relate to our financial condition, results of operations and future business plans, operations, opportunities and prospects. In addition, we and our representatives may from time to time make written or oral forward-looking statements, including statements contained in other filings with the Securities and Exchange Commission and in our reports to stockholders. These forward-looking statements are generally identified by the words or phrases “may,” “could,” “should,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “predict,” “project” or words of similar import. These forward-looking statements are based upon our current knowledge and assumptions about future events and involve risks and uncertainties that could cause our actual results, performance or achievements to be materially different from any anticipated results, prospects, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements are not guarantees of future performance. Many factors are beyond our ability to control or predict. You are accordingly cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date that we make them. We do not undertake to update any forward-looking statement that may be made from time to time by or on our behalf.

We have included risk factors and uncertainties that might cause differences between anticipated and actual future results in Part II, “Item 1A. Risk Factors.” We have attempted to identify, in context, some of the factors that we currently believe may cause actual future experience and results to differ from our current expectations regarding the relevant matter or subject area. The operations and results of our business and the implementation of our business plan, are subject to the effects of other risks and uncertainties, including, but not limited to:

•	the Company’s inability to procure adequate capital investment or other financing to fund the implementation of its business plan;

•	absence of a full time and experienced management team, including experienced financial managers;

•	lack of demand or low demand for our products;

•	the inability to get a license or enter into a joint venture or similar arrangement relating to products that are not being commercialized;

•	competitive products and pricing;

•	delays in introduction of products due to manufacturing difficulties or other factors; and

•	if and when product sales commence sales not reaching the levels anticipated.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

We have evaluated, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as described below, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period covered by this report. We were late in filing of our 2005 Form 10-KSB. Subsequent to the filing of the 2005 Form 10-KSB on July 31, 2006, we failed to file with the SEC any further required reports until the filing of this Form 10-Q. As discussed in Part II, Item 5 “Other Information,” we intend to file all such tardy reports. However, we can give no assurance as to how long it will take us to bring current our reporting obligations, or as to whether remedial compliance with our reporting obligations will be feasible and in fact achieved.

Our failure to file required SEC reports resulted from an absence of funds to retain legal counsel to prepare such reports. In addition, in January 2006, we lost our external accountant who previously assisted us in preparing our financial statements and recording financial transactions. This external resource was replaced in December 2007 when the Company engaged a consulting accountant. Given our limited financial resources, this could be a reoccurring problem that we will experience in the future.

In connection with their audit of our financial statements for the year ended December 31, 2005, on which our auditors expressed an unqualified opinion, with an explanatory paragraph as to going concern, Elliott Davis, LLC issued a management letter identifying a material weakness involving our internal controls and operation under the standards of the Public Company Accounting Oversight Board. The management letter addressed the following material weaknesses:

1.	We did not have internal accounting staff with sufficient expertise to adequately guide us in connection with the application of generally accepted accounting principles (“GAAP”) or to provide accurate and timely financial information for decision-making purposes as well as reporting.

2.	We did not have external accounting support to properly assist us with the application of GAAP and to provide accurate and timely financial information for decision-making purposes as well as reporting.

Elliott Davis, LLC has discussed the weaknesses described above with management. These weaknesses arose, in part, because we lost the services of the certified public accountant that previously assisted us in the application of GAAP and in compiling our financial statements. Elliott Davis, LLC recommended retention of an external accounting firm or other knowledgeable public company accounting and reporting source to provide more accurate and timely financial information for decision-making purposes as well as reporting. As disclosed above, it was not until December 2007 that external accounting support was retained by the Company. Even at the time of the filing of this Form 10-Q, the Company still does not possess an internal accounting staff with adequate expertise. Also, we do not have a board audit committee composed of independent directors, and none of our directors qualifies as a “financial expert.” Accordingly, as of March 31, 2006, the material weaknesses involving our internal controls and disclosure controls still existed.

Except as discussed above, there have been no other significant changes in internal control or in other factors that could significantly affect internal control subsequent to our most recent evaluation relating to the financial statements for the period covered by this report.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

Notes 6 and 8 of the Company’s unaudited financial statements for the quarter ended March 31, 2006, which are contained in Part I, Item 1 of this Form 10-Q, are hereby incorporated by reference.

Item 1A.	Risk Factors.

In addition to the risks set forth above in Part I, Item 2 under “Forward-Looking Statements,” we are subject to certain other risk factors due to the industry in which we compete and the nature of our operations. These risk factors include the following:

We have a history of losses.

We had an accumulated deficit totaling $7,228,014 at March 31, 2006 and all prior quarters have had operating losses. Among other things, our ability to achieve sustainable profitability is dependent on:

•	Developing distribution partners and licensees of our SunutraTM product on commercially favorable terms;

•	Successful marketing of our SunutraTM products;

•	Commercial acceptance of our SunutraTM product;

•	Our ability to establish economical manufacturing facilities; and

•	Our ability to develop additional nutritional products.

There can be no assurance that we will achieve sustainable profitability. Because our SunutraTM business is new and we have not proven our ability to generate profits, an investment in ACMG is risky.

We have no meaningful operating history with respect to our SunutraTM product so it will be difficult for you to evaluate an investment in our stock. Our operations are subject to all risks inherent in the creation of a new business and the marketing of new products, including the absence of a history of significant operations and of proven products which have been produced and sold over a significant period of time. We are continuing to establish many functions which are necessary to conduct business, including, managerial and administrative structure, manufacturing facilities, marketing activities, financial systems, computer systems, web development, personnel recruitment and distributor and licensee relationships. During the three months ended March 31, 2006, we had no sales. We cannot assure that we will ever be profitable. Since we have not proven the essential elements of profitable operations and any investment in the Company will bear the risk of complete loss of the investment in the event we are not successful.

There is doubt about our ability to continue as a going concern.

Our unaudited interim financial statements have been prepared assuming that we continue as a going concern. We have no revenue generating activities in place and we have incurred losses. As a result, these conditions raise substantial doubt about our ability to continue as a going concern.

We do not have sufficient funding to execute our business plan.

As of March 31, 2006, we had assets of $203,432, current liabilities of $2,589,603 and a working capital deficit of $2,481,238. We are devoting substantially all of our present efforts to establishing a new business. We estimate, as of the date of this filing, that we will need to raise at least $500,000 in additional funding to execute our business plan. This funding is needed to retire debt, fund our production facility and provide operating capital for production demands. We may be unsuccessful in obtaining additional funding or funding may only be available on terms that are disadvantageous to us. If we are unsuccessful in raising additional funds it may result in the discontinuance of our business due to lack of funding.

We do not have sufficient funding to repay outstanding debt and current liabilities.

Our cash reserves are not sufficient to pay the amounts owing on current liabilities in the amount of $2,589,603 as of March 31, 2006. We will be looking primarily to revenue generated from our business operations and potential funding sources to repay these amounts. We have only a limited operating history, limited sales revenues and no contractual arrangements to provide us with necessary funding. As a result, no assurance can be given that we will have the resources to repay any or all of the amounts owing under the outstanding promissory notes and/or our current liabilities.

The requirements of being a public company, particularly the requirement to report financial results publicly and on a quarterly basis and compliance requirements under Sarbanes-Oxley, have adversely affected our administrative costs and may reduce our profitability in future periods.

As a public company, we are subject to a number of requirements, including the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act of 2002. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control for financial reporting.

Considerable effort is required to maintain and improve the effectiveness of disclosure controls and procedures and internal control over financial reporting to meet the demands of a public reporting environment. Particularly, substantial resources are required in light of Section 404 of the Sarbanes-Oxley Act and the related regulations regarding our future required assessment of our internal control over financial reporting. These requirements will make it necessary for us to hire additional and more technical personnel and engage external resources. Public company requirements will increase our administrative costs and will negatively impact our profitability in future periods.

Significant management oversight will also be necessary in light of these requirements. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our inability to attract and retain qualified personnel to adequately manage the implementation of these requirements in a timely fashion might adversely impact our compliance with Section 404. Any failure to comply with Section 404 as required may harm our financial position, reduce investor confidence, cause a decline in the market price for our common stock and subject us to costly litigation.

Our management has limited experience in managing a public company, which could hamper our ability to function effectively as a public company.

Our current management team does not have expertise in managing a public company. In particular, management is inexperienced in financial management as well as utilizing sophisticated forecasting or long term historical analysis of data that may be used for projecting future operating and financial results with a significant degree of consistency and accuracy. This lack of experience has resulted in our inability to comply fully with accounting pronouncements and public filing requirements on a timely basis. If we continue to fail to comply, our financial condition could be adversely affected.

In addition, although we are in the process of updating our systems and processes to public company standards, such systems and processes still reflect those of an early stage non-public corporation. As a result, we cannot assure you that we will be able to execute our business strategy as a public company. You should be especially cautious in drawing conclusions about the ability of our management team to provide guidance or other forward looking information regarding our operating or financial results with a reasonable degree of consistency and accuracy.

The raising of additional capital in the future may dilute your ownership in our company.

We believe we will need to raise additional funds through public or private debt or equity financings in order to:

•	effectuate our business plan;

•	provide additional working capital to support revenue growth;

•	develop new services and products; or

•	respond to competitive pressures.

Any additional capital raised through the sale of equity may dilute your ownership percentage in our company.

Failure to comply with certain standards has resulted in management’s conclusion that our disclosure controls and procedures are not effective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods required by the SEC, including, without limitation, those controls and procedures designed to insure that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosures. Our chief executive officer and chief financial officer evaluate the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15e and 15d-15e under the Exchange Act) as of the end of each quarter. Based on such evaluations, these officers and our board of directors have concluded that our disclosure controls and procedures have not been effective, as described in the following paragraphs.

We have evaluated, with the participation of our Interim Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation and as described below, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective for the period ended March 31, 2006. We were late in filing of our 2005 Form 10-KSB. Subsequent to the filing of the 2005 Form 10-KSB on July 31, 2006, we failed to file with the SEC any further required reports until the filing of this Form 10-Q. As discussed in Part II, Item 5 “Other Information,” we intend to file all such tardy reports. However, we can give no assurance as to how long it will take us to bring current our reporting obligations, or as to whether remedial compliance with our reporting obligations will be feasible and in fact achieved.

Our failure to file required SEC reports resulted from an absence of funds to retain legal counsel to prepare such reports. In addition, in January 2006, we lost our external accountant who previously assisted us in preparing our financial statements and recording financial transactions. This external resource was replaced in December 2007 when the Company engaged a consulting accountant. Given our limited financial resources, this could be a reoccurring problem that we will experience in the future.

In connection with their audit of our financial statements for the year ended December 31, 2005, on which our auditors expressed an unqualified opinion, with an explanatory paragraph as to going concern, Elliott Davis, LLC issued a management letter identifying a material weakness involving our internal controls and operation under the standards of the Public Company Accounting Oversight Board. The management letter addressed the following material weakness.

•

We did not have internal accounting staff with sufficient expertise to adequately guide us in connection with the application of generally accepted accounting principles (“GAAP”) or to provide accurate and timely financial information for decision-making purposes as well as reporting.

•

We did not have external accounting support to properly assist us with the application of GAAP and to provide accurate and timely financial information for decision-making purposes as well as reporting.

Elliott Davis, LLC has discussed the weaknesses described above with management. These weaknesses arose, in part, because we lost the services of the certified public accountant that previously assisted us in the application of GAAP and in compiling our financial statements. Elliott Davis, LLC recommended retention of an external accounting firm or other knowledgeable public company accounting and reporting source to provide more accurate and timely financial information for decision-making purposes as well as reporting. As disclosed above, it was not until December 2007 that external accounting support was retained by the Company. Even at the time of the filing of this Form 10-Q, the Company still does not possess an internal accounting staff with adequate expertise. Also, we do not have a board audit committee composed of independent directors, and none of our directors qualifies as a “financial expert.” Accordingly, as of March 31, 2006, the material weaknesses involving our internal controls and disclosure controls still existed.

We determined that the deficiencies mentioned above would be addressed both through the hiring or engaging of additional resources and implementation of the Sarbanes-Oxley Act requirements. We believe that the implementation could result in identification of additional areas where we may need technical resources. Further, we are unsure of whether we will be able to entirely eliminate any possibility of a significant deficiency. Given the increasing number and complexity of pronouncements, emerging issues and releases, we expect there will always be some risk related to financial disclosures.

Our common stock is currently a “penny stock,” which may adversely affect the price at which our stock may trade.

Our common stock is subject to certain rules and regulations relating to a “penny stock.” A “penny stock” is generally defined as any equity security that has a price of less than $5 per share and that is not listed or approved for listing on a national securities exchange or an automated quotation system sponsored by a registered national securities exchange. Being a penny stock generally means that any broker who wants to trade in our shares (other than with established customers and certain institutional investors) must comply with certain “sales practice requirements,” including delivery to the prospective purchaser of the penny stock a disclosure statement describing the penny stock market and associated risks. In addition, broker/dealers must take certain steps prior to selling a penny stock, which steps include:

•	obtaining financial and investment information from the investor;

•	obtaining a written suitability questionnaire and purchase agreement signed by the investor; and

•	providing the investor a written identification of the shares being offering and the quantity of the shares.

If these penny stock rules are not followed by the broker/dealer, the investor has no obligation to purchase the shares. The application of these comprehensive rules makes it more difficult for broker/dealers to sell our common stock, and as a practical matter, these requirements may mean that brokers will be less likely to make recommendations on our shares to their general customers. As a result, for as long as our common stock is subject to the penny stock rules, our stockholders may have difficulty selling their shares in the secondary trading market. In addition, prices per share of our common stock may be lower than might otherwise prevail. This may negatively impact the liquidity of our stock, which in turn may also make it more difficult for us to raise capital in the future through the sale of equity securities.

Insiders currently hold a significant percentage of our stock and could limit your ability to influence the outcome of key transactions, including a change of control, which could adversely affect the market price of our stock.

As of March 31, 2006, over 50% of the shares of our common stock were held by directors and other affiliates the Company. These shareholdings have the potential of solidifying control of the Company with insiders, and would likely limit the ability of any minority stockholders to influence the outcome of key decisions, including elections of directors.

If our marketing and other costs exceed our estimates, it may impact our ability to continue operations.

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

Our common stock is registered pursuant to section 12(g) of the Exchange Act and we are thereby obligated to file annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K, other reports and information as described in the Exchange Act and related rules and to otherwise comply with various provisions of the Exchange Act and related rules. During 2006 we failed to timely file our annual report on Form 10-KSB for the period ending December 31, 2005 and have filed no required reports other than this Form 10-Q for the quarter ended March 31, 2006. As a result, we could be subject to civil and criminal penalties due to such non-compliance. There can be no assurance that civil and criminal penalties will not be imposed.

SunutraTM may not be accepted by the market.

The market may not accept our Sunutra TM product. Its acceptance will depend in large part on our ability to demonstrate the nutritional benefits, cost-effectiveness and safety our SunutraTM in comparison with competing products and our ability to distribute SunutraTM through major distributors and/or licensees. SunutraTM may not achieve market acceptance and major distributors and/or licensees may not sell SunutraTM.

Our success is dependent on our ability to attract, maintain and motivate distributors and licensees.

Our success depends in significant part upon our ability to attract, maintain, and motivate distributors and/or licensees through whom we anticipate selling our SunutraTM product. As of March 31, 2006, we had only one licensee of our product and that arrangement is in default. Our failure to attract additional distributors and/or licensees on commercially favorable terms would likely have a material adverse affect on our revenues and operations and may result in the termination of our business. There can be no assurance that we will attract additional distributors and/or licensees or that if we attract the same, that it will be on commercially favorable terms.

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

Uncertainties in the nutritional product industry create uncertainties regarding our business.

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

Our future success depends in part on our ability to protect our intellectual property and maintain the proprietary nature of our technologies through a combination of a patent application filed by Dr. Watkins and later assigned to the Company, as well as other intellectual property arrangements. The protection provided by the patent, if issued, may not be broad enough to prevent competitors from introducing similar products. In addition, the patent, if challenged, may not be upheld by the courts of any jurisdiction. Patent infringement litigation, either to enforce the patent or to defend us from infringement suits, would be expensive and, if it occurs, could divert our resources from other planned uses. Any adverse outcome in such litigation could have a material adverse effect on our ability to market, sell or license SunutraTM based products. No patent applications have been filed in foreign countries and we have little patent protection from competition in foreign countries.

We depend on Beta Foods, LLC to develop and maintain our SunutraTM product.

We have an exclusive license to enhance, commercialize, manufacture and market the SunutraTM product developed by Dr. Jack Watkins in the United States, Mexico, Central America, Canada and all countries in the European Union for a term of fifty years. Beta Foods granted the license. A majority of Beta Foods is owned by affiliates of the Company. In the event that Beta Foods ceases to operate or if the services of Dr. Watkins are no longer available to Beta Foods it would have a material adverse effect on our ability to market and sell SunutraTM and continue our business operations. There can be no assurance that Beta Foods will continue to operate or have access to the services of Dr. Watkins in the future.

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

There is a virtually no market for our stock and there can be no assurance that an effective market for our stock will develop. If a market does development, there can be no assurance as to the depth or liquidity of any such market or the prices at which holders may be able to sell their shares.

As a result, an investment in our stock may be illiquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Our common stock price may be volatile.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Just before and subsequent to March 31, 2006, the Company entered into various financings, including borrowings which provide for the conversion of the borrowings into common stock of the Company. These are described in Part I, Item 2 under “Liquidity and Capital Resources,” which descriptions are incorporated into this item by reference. All of such financings involved private placements to accredited investors. In addition, as also described under the incorporated descriptions of the financings, the Company issued common stock upon the conversion of certain of such financings pursuant to their terms. All of these securities were issued under Rule 506 of Regulation D and Sections 4(2) and/or 4(6) of the Securities Act of 1933. The Company did not use an underwriter in connection with these transactions, or engage in any general solicitation of investors.

Item 3.	Defaults Upon Senior Securities.

The information disclosed in Part I, Item 2 under “Liquidity and Capital Resources—Financings” is incorporated herein by this reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Since March 31, 2006, the Company has not engaged in any material operations. As disclosed above, the Company has been unable to enter into contracts for the sale of its product, Sunutra™, and has been unable to procure capital to implement its business plan. The Company continues to be under-capitalized with negative net worth, is illiquid, and as discussed above, is in default under various loan and other financial obligations. As discussed above, we have failed to file required SEC reports since the late filing of our Form 10-KSB for the year ended December 31, 2005 and this Form 10-Q.

Despite the adverse financial condition of the Company and the absence of any active operations, management has continued to attempt to market Sunutra™ to various food processing and other related companies. It has also continued to seek additional investment. Management believes that a precondition for any such investment is the Company becoming current in its reporting obligations to the SEC. As a result, the Company intends to remedy past due SEC reports and attempt to resume timely periodic reporting. This effort will require funding for accounting, legal and related professional fees, which are currently being provided by loans from Renaissance and Ridge. There can be no assurance that the Company will be successful in remedying its reporting deficiencies, or that in fact such effort will turn out to be feasible. There can be no assurance that the Company will have adequate funds to pay for this remediation effort. Finally, we cannot predict whether the Company will be able to procure additional funding even if compliance with SEC reporting requirements is attained. If additional capital investment for the Company is not procured, it is likely that the Company will need to cease operations and be liquidated.

Item 6.	Exhibits.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN CONSOLIDATED MANAGEMENT GROUP, INC.

Dated: July 18, 2008	/s/ George Mappin
George Mappin
Interim Chief Executive Officer
Interim Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.